Form 10-Q
period 2024-09-30
Bold Eagle Acquisition Corp.
filed 2024-12-05
CIK 1852207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

For the transition period from to

Commission file number: 001-42385

BOLD EAGLE ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

955 Fifth Avenue New York, New York	10075
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 209-7280

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one right to receive one twentieth (1/20) of a Class A ordinary share	BEAGU	The Nasdaq Stock Market LLC
Class A ordinary shares, 0.0001 par value	BEAG	The Nasdaq Stock Market LLC
Rights, each entitling the holder to receive one twentieth (1/20) of one Class A ordinary share	BEAGR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of December 5, 2024, there were 350,000 Class A ordinary shares, par value $0.0001, issued and outstanding (excluding 25,000,000 shares subject to possible redemption), and 7,187,500 Class B ordinary shares, $0.0001 par value, issued and outstanding.

BOLD EAGLE ACQUISITION CORP.

(F/K/A SPINNING EAGLE ACQUISITION CORP.)

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024
TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

BOLD EAGLE ACQUISITION CORP.

(F/K/A SPINNING EAGLE ACQUISITION CORP.)

BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)

ASSETS:
Deferred offering costs	$460,602	$-
Prepaid expenses	447,112	534,794
Total assets	$907,714	$534,794

LIABILITIES AND SHAREHOLDER’S DEFICIT:

Current liabilities:
Accounts payable	$80,640	$21,218
Accrued expenses	364,139	5,316
Promissory note - related party (IPO)	5,500	-
Total current liabilities	450,279	26,534

Promissory note - related party	542,975	542,975
Total liabilities	993,254	569,509

Commitments and contingencies

Shareholder’s Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2024 and December 31, 2023	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; none issued and outstanding at September 30, 2024 and December 31, 2023	-	-
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 7,187,500 shares issued and outstanding at September 30, 2024 and December 31, 2023(1) (2)	719	719
Additional paid-in capital	24,281	24,281
Accumulated deficit	(110,540)	(59,715)
Total shareholder’s deficit	(85,540)	(34,715)
Total liabilities and shareholder’s deficit	$907,714	$534,794

(1)	This number includes an aggregate of up to 2,187,500 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

(2)	On June 25, 2024, the Sponsor surrendered 50,312,500 founder shares for no consideration, resulting in the Sponsor holding 7,187,500 founder shares. All share and per-share amounts have been retroactively restated to reflect the share capitalization.

The accompanying notes are an integral part of these financial statements.

BOLD EAGLE ACQUISITION CORP.
(F/K/A SPINNING EAGLE ACQUISITION CORP.)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023

General and administrative expenses	$49,328	$-	$77,359	$2,804
Loss from operations	(49,328)	-	(77,359)	(2,804)
Other income:
Cancellation of indebtedness	-	-	26,534	-
Net loss	$(49,328)	$-	$(50,825)	$(2,804)
Weighted average ordinary shares outstanding, basic and diluted (1) (2)	5,000,000	5,000,000	5,000,000	5,000,000
Basic and fully diluted net loss per ordinary share	$(0.01)	$0.00	$(0.01)	$0.00

(1)	This number excludes an aggregate of up to 2,187,500 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

(2)	On June 25, 2024, the Sponsor surrendered 50,312,500 founder shares for no consideration, resulting in the Sponsor holding 7,187,500 founder shares. All share and per-share amounts have been retroactively restated to reflect the share capitalization.

The accompanying notes are an integral part of these financial statements.

BOLD EAGLE ACQUISITION CORP.
(F/K/A SPINNING EAGLE ACQUISITION CORP.)
STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT
(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares (1) (2)	Amount	Capital	Deficit	Deficit
Balance, January 1, 2024 (1) (2)	-	$-	7,187,500	$719	$24,281	$(59,715)	$(34,715)
Net income	-	-	-	-	-	4,915	4,915
Balance, March 31, 2024 (unaudited)	-	-	7,187,500	719	24,281	(54,800)	(29,800)
Net loss	-	-	-	-	-	(6,412)	(6,412)
Balance, June 30, 2024 (unaudited)	-	-	7,187,500	719	24,281	(61,212)	(36,212)
Net loss	-	-	-	-	-	(49,328)	(49,328)
Balance, September 30, 2024 (unaudited)	-	$-	7,187,500	$719	$24,281	$(110,540)	$(85,540)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares (1) (2)	Amount	Capital	Deficit	Deficit
Balance, January 1, 2023 (1) (2)	-	$-	7,187,500	$719	$24,281	$(488,035)	$(463,035)
Net loss	-	-	-	-	-	(2,804)	(2,804)
Balance, March 31, 2023 (unaudited)	-	-	7,187,500	719	24,281	(490,839)	(465,839)
Net loss	-	-	-	-	-	-	-
Balance, June 30, 2023 (unaudited)	-	-	7,187,500	719	24,281	(490,839)	(465,839)
Net loss	-	-	-	-	-	-	-
Balance, September 30, 2023 (unaudited)	-	$-	7,187,500	$719	$24,281	$(490,839)	$(465,839)

(1)	This number excludes an aggregate of up to 2,187,500 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

(2)	On June 25, 2024, the Sponsor surrendered 50,312,500 founder shares for no consideration, resulting in the Sponsor holding 7,187,500 founder shares. All share and per-share amounts have been retroactively restated to reflect the share capitalization.

The accompanying notes are an integral part of these financial statements.

BOLD EAGLE ACQUISITION CORP.

(F/K/A SPINNING EAGLE ACQUISITION CORP.)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,	September 30,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(50,825)	$(2,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Cancellation of indebtedness	(26,534)	-
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	77,359	2,804
Net cash used in operating activities	-	-
Net change in cash	-	-
Cash at beginning of the period	-	-
Cash at end of the period	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accounts payable	$25,000	$-
Deferred offering costs included in accrued expenses	$342,420	$-
Deferred offering costs paid through promissory note - related party (IPO)	$5,500	$-
Deferred offering costs paid through prepaid expenses	$87,682	$-

The accompanying notes are an integral part of these financial statements.

BOLD EAGLE ACQUISITION CORP.

(F/K/A SPINNING EAGLE ACQUISITION CORP.)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Note 1 — Organization and Plan of Business Operations

Bold Eagle Acquisition Corp. (formerly Spinning Eagle Acquisition Corp.) (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on February 22, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

Although the Company is not limited to a particular industry or geographic region for purposes of completing a Business Combination, the Company intends to capitalize on the ability of its management team to identify and combine with a business or businesses that can benefit from its management team’s established global relationships and operating experience. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from February 22, 2021 (inception) through September 30, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on October 23, 2024. On October 25, 2024, the Company consummated its Initial Public Offering of 25,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share (the “Class A ordinary shares” or “Public Shares”) and one right (“Eagle Share Right”), with each Eagle Share Right entitling the holder to receive one twentieth (1/20) of one Class A ordinary share upon the consummation of a Business Combination. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $250,000,000. The Company has granted the underwriters a 45-day option to purchase up to 3,750,000 additional Units to cover over-allotments at the Initial Public Offering price (the “Over-Allotment Option”). As of the date of this Quarterly Report, the Over-Allotment Option had not yet been exercised in full or in part.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 350,000 shares (the “Private Placement Shares”) at a price of $10.00 per Private Placement Share in a private placement (the “Private Placement”) to Eagle Equity Partners IV, LLC (the “Sponsor”), generating gross proceeds of $3,500,000, which is described in Note 4.

Transaction costs amounted to $11,896,413, consisting of $2,500,000 of net upfront underwriting discounts ($3,750,000 of upfront underwriting discounts less $1,250,000 reimbursement from the underwriters), $8,750,000 of deferred underwriting fees and $646,413 of other offering costs.

Upon the closing of the Initial Public Offering and the Private Placement, $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and certain proceeds from the sale of the Private Placement Shares was placed in a trust account (the “Trust Account”). Following their deposit into the Trust Account, such proceeds have been initially invested only in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination and, may at any time be held as cash or cash items, including in demand deposit accounts at a bank, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete one or more Business Combinations with having an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares in connection with the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including interest earned on the funds held in the Trust Account (net of amounts released to the Company to fund its working capital requirements (subject to an annual limit of $1,000,000) and taxes paid or payable). The Class A ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

If the Company seeks shareholder approval, the Company will complete a Business Combination only if it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the Company’s ordinary shares which are represented in person or by proxy and are voted at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. Additionally, each public shareholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Sponsor and the Company’s executive officers and directors have agreed (a) to waive their redemption rights with respect to any Founder Shares, Private Placement Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Completion Window (as defined below) or (ii) with respect to any other material provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination.

The Company will have within 24 months from the closing of the Initial Public Offering (or such longer period of time as may be provided in an amendment to the Amended and Restated Memorandum and Articles of Association approved by a vote of the public shareholders) (the “Completion Window”) to complete a Business Combination. If the Company is unable to complete a Business Combination within the Completion Window, the Company will as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less taxes paid or payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor and the Company’s executive officers and directors have agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the Completion Window. However, if the Sponsor or the Company’s executive officers or directors acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Completion Window. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Completion Window and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per share ($10.00).

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of trust assets, less taxes paid or payable and up to $100,000 of interest to pay dissolution expenses, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of September 30, 2024, the Company had $0 in cash, and a working capital deficiency of $450,279. The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), loan proceeds from the Sponsor of up to $600,000 under the Amended and Restated Formation and Regulatory Expenses Promissory Note (as defined in Note 5) and up to $400,000 under the Initial Public Offering Promissory Note (as defined in Note 5). As of September 30, 2024, there was $542,975 outstanding under the Amended and Restated Formation and Regulatory Expenses Promissory Note, and as of September 30, 2024, there was $5,500 outstanding under the Initial Public Offering Promissory Note. On October 25, 2024, the Initial Public Offering Promissory Note was repaid in full. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account, including $1,250,000 of reimbursements from the underwriters for certain expenses and fees. Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, paying stock exchange listing fees, paying amounts due under the Administrative Services and Indemnification Agreement (as defined in Note 5), paying director and officer liability insurance premiums, paying legal and other service providers, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. Further, the Company is permitted to withdraw interest earned on the funds held in the Trust Account to fund working capital requirements, subject to an annual limitation of $1,000,000, and to fund taxes payable.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024 or any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2024 or December 31, 2023.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Deferred Offering Costs

Deferred offering costs consisted of underwriting, legal, accounting and other expenses incurred directly related to the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to Class A ordinary shares were initially charged to temporary equity and then accreted to Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. Offering costs amounted to $11,896,413, of which $11,415,395 was charged to temporary equity upon the completion of the Initial Public Offering and $481,018 was charged to shareholder’s deficit as, per management’s evaluation, the Eagle Share Rights and Private Placement Shares were accounted for under equity treatment.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”), which prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 25,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one Eagle Share Right. The underwriters have 45 days from the date of the Initial Public Offering to exercise the Over-Allotment Option. As of the date of this Quarterly Report, the Over-Allotment Option had not yet been exercised in full or in part.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering on October 25, 2024, the Sponsor purchased 350,000 Private Placement Shares at a price of $10.00 per Private Placement Share, for an aggregate purchase price of $3,500,000, from the Company. The proceeds from the sale of the Private Placement Shares were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Completion Window, the proceeds from the sale of the Private Placement Shares held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

Note 5 — Related Party Transactions

Founder Shares

On March 23, 2021, the Sponsor paid an aggregate of $25,000 to cover certain offering and formation costs of the Company in consideration for 57,500,000 of the Company’s Class B ordinary shares (the “Class B ordinary shares” or “Founder Shares”). On June 25, 2024, the Sponsor surrendered for no consideration 50,312,500 Founder Shares, resulting in the Sponsor holding an aggregate of 7,187,500 Founder Shares. The Founder Shares include an aggregate of up to 937,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will collectively represent 16.67% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering (excluding the Private Placement Shares and after taking into account the Sponsor’s forfeiture of Founder Shares in respect of the Eagle Share Rights). In addition, the Sponsor agreed to surrender to the Company for no consideration after the expiration of the underwriters’ over-allotment option a number of Class B ordinary shares equal to the number of Class A ordinary shares underlying the Eagle Share Rights included in the Units sold in the Initial Public Offering. The Sponsor agreed to surrender 1,250,000 Founder Shares in respect of the Eagle Share Rights if the underwriters’ over-allotment is not exercised and will surrender up to 1,437,500 Founder Shares in respect of the Eagle Share Rights if the underwriters’ over-allotment option is exercised in full, leaving the Sponsor with an aggregate of 5,000,000 or 5,750,000 Founder Shares, respectively. The underwriters have 45 days from the date of the Initial Public Offering to exercise the Over-Allotment Option. As of the date of this Quarterly Report, the Over-Allotment Option had not yet been exercised in full or in part.

The Sponsor and the Company’s executive officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of a Business Combination; and (B) subsequent to a Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, provided such release shall not occur earlier than 180 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On March 12, 2021, the Company issued a promissory note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. On June 26, 2024, the Company and the Sponsor amended and restated such promissory note (the “Amended and Restated Formation and Regulatory Expenses Promissory Note”), increasing the amount that the Company may borrow thereunder to $600,000. The Amended and Restated Formation and Regulatory Expenses Promissory Note is non-interest bearing and payable on the earlier of the completion of the Business Combination or the Company’s liquidation. As of September 30, 2024 and December 31, 2023, there was $542,975 outstanding under the Amended and Restated Formation and Regulatory Expenses Promissory Note.

On June 26, 2024, the Company issued a second promissory note (the “Initial Public Offering Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $400,000. The Initial Public Offering Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2024 or (ii) the completion of the Initial Public Offering. As of September 30, 2024 and December 31, 2023, there were amounts of $5,500 and $0, respectively, outstanding under the Initial Public Offering Promissory Note. On October 25, 2024, the Initial Public Offering Promissory Note was repaid in full.

Administrative Services and Indemnification Agreement

The Company entered into an agreement (the “Administrative Services and Indemnification Agreement”) commencing October 23, 2024 through the earlier of the Company’s consummation of a Business Combination and its liquidation to pay an affiliate of the Sponsor $15,000 per month for office space and administrative services and provide indemnification to the Sponsor from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. There have been no borrowings under this arrangement to date. Such Working Capital Loans may be convertible into Private Placement Shares of the post-Business Combination entity at a price of $10.00 per share at the option of the lender. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans.

Note 6 — Commitments and Contingencies

Registration Rights

Pursuant to a registration rights agreement entered into on October 23, 2024, the holders of the Founder Shares, Private Placement Shares and shares that may be issued upon conversion of the Working Capital Loans will be entitled to registration rights and the Company is required to register a sale of any of the securities held by them, including any other securities of the Company acquired by them prior to the consummation of a Business Combination. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Risks and Uncertainties

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for a Business Combination and any target business with which the Company may ultimately consummate a Business Combination.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,750,000 additional Units to cover over-allotments at the Initial Public Offering price, less underwriting discounts and commissions (the “Over-Allotment Option”). As of the date of this Quarterly Report, the Over-Allotment Option had not yet been exercised in full or in part.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,750,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

The underwriters were entitled to a cash underwriting discount of $0.15 per Unit, or $3,750,000 in the aggregate, paid upon the closing of the Initial Public Offering. The underwriters agreed to reimburse the Company at the closing of the Initial Public Offering for all reasonable out-of-pocket expenses and fees (including for the avoidance of doubt, a portion of the upfront underwriting commissions payable in connection with the closing of the Initial Public Offering) incurred by the Company in connection with the Initial Public Offering in an amount not to exceed 0.5% of the gross proceeds of the Initial Public Offering. On October 25, 2024, as part of the closing of the Initial Public Offering, the Company received reimbursement from the underwriters of $1,250,000.

Note 7 — Shareholder’s Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At September 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2024 and December 31, 2023, there were no Class A ordinary shares issued or outstanding. As of the date of this Quarterly Report, following the completion of the Initial Public Offering, there were 350,000 Class A ordinary shares issued and outstanding, which are comprised of the Private Placement Shares, excluding 25,000,000 Class A ordinary shares subject to possible redemption, which are comprised of the Public Shares.

Class B Ordinary Shares — The Company is authorized to issue 80,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2024 and December 31, 2023, there were 7,187,500 Class B ordinary shares issued and outstanding, of which an aggregate of up to 2,187,500 shares is subject to forfeiture to the extent that the underwriters’ over-allotment option has not yet been exercised in full or in part.

Prior to the closing of the initial Business Combination, holders of the Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). On any other matters submitted to a vote of the Company’s shareholders prior to or in connection with the completion of a Business Combination, holders of the Class B ordinary shares and holders of the Class A ordinary shares will vote together as a single class, except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares immediately prior to, concurrently with or immediately following the completion of a Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with a Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 16.67% of the total number of Class A ordinary shares outstanding after such conversion (excluding the Private Placement Shares and the ordinary shares underlying the Eagle Share Rights and after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in a Business Combination and any Private Placement Shares issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Eagle Share Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of an Eagle Share Right will automatically receive one twentieth (1/20) of one Class A ordinary share upon consummation of a Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the Business Combination, each holder of an Eagle Share Right will be required to affirmatively convert his, her or its rights in order to receive the one twentieth (1/20) of one Class A ordinary share underlying each Eagle Share Right upon consummation of the Business Combination. If the Company is unable to complete a Business Combination within the required time period and the Company will redeem the public shares for the funds held in the Trust Account, holders of Eagle Share Rights will not receive any of such funds for their Eagle Share Rights and the Eagle Share Rights will expire worthless. As of September 30, 2024, there were no Eagle Share Rights issued or outstanding. As of the date of this Quarterly Report, there were 25,000,000 Eagle Share Rights issued and outstanding.

Note 8 — Subsequent Events

On October 25, 2024, the Company consummated its Initial Public Offering of 25,000,000 Units at $10.00 per Unit, consisting of one Class A ordinary share and one right to receive one twentieth (1/20) of a Class A ordinary share upon the consummation of an initial business combination, and generated gross proceeds to the Company of $250,000,000 (as disclosed in Notes 3 and 7). The underwriters have 45 days from the date of the Initial Public Offering to exercise the Over-Allotment Option. As of the date of this Quarterly Report, the Over-Allotment Option had not yet been exercised in full or in part. On October 25, 2024, the Initial Public Offering Promissory Note was also repaid in full.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 350,000 Private Placement Shares at a price of $10.00 per Private Placement Share in the Private Placement to the Sponsor, generating gross proceeds of $3,500,000 (see Note 4).

Following the closing of the Initial Public Offering on October 25, 2024, an amount of $250,000,000, comprised of $246,250,000 of the proceeds from the Initial Public Offering (which amount includes $8,750,000 of the underwriters’ deferred discount), $1,250,000 in reimbursements from the underwriters for certain expenses and fees and $2,500,000 of the proceeds of the sale of the Private Placement Shares, was placed in the Trust Account.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Bold Eagle Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Eagle Equity Partners IV, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward- looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward- looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for the Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on February 22, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions directly or indirectly, with any business combination target with respect to an initial business combination with us.

We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the private placement of the private placement shares, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing.

The issuance of additional shares in connection with a business combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors in the Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Units, Class A ordinary shares and/or Eagle Share Rights.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at September 30, 2024, we had an unrestricted cash balance of $0 as well as cash and investments held in the Trust Account of $0. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the Initial Public Offering. We will not generate any operating revenues until after completion of our initial business combination. We have generated non-operating income in the form of interest income on cash and cash equivalents after the Initial Public Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had a net loss of $49,328, which consisted of formation and operation costs of $49,328. For the nine months ended September 30, 2024, we had a net loss of $50,825, which consisted of formation and operation costs of $77,359 plus other income comprising of cancellation of indebtedness of $26,534.

For the three months and nine months ended September 30, 2023, we had a net loss of $0 and $2,804, respectively, the latter of which consisted of formation and operation costs of $2,804.

Through September 30, 2024, our efforts have been limited to organizational activities, activities relating to the Initial Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor and up to $1,000,000 in available loans from the Sponsor. These loans are non-interest bearing and unsecured. Up to $400,000 of these loans are due at the earlier of December 31, 2024 or the closing of the Initial Public Offering and are anticipated to be repaid upon completion of the Initial Public Offering out of the $750,000 of offering proceeds that has been allocated for the payment of offering expenses other than underwriting commissions, and up to $600,000 is payable by no later than the earlier of the closing of our initial business combination or our liquidation. On October 25, 2024, the Initial Public Offering Promissory Note was repaid in full.

As of September 30, 2024, we had no cash available to us and a working capital deficiency of $450,279.

On October 25, 2024, the Company consummated the Initial Public Offering of 25,000,000 units at $10.00 per unit and a private sale of 350,000 private placement shares at a purchase price of $10.00 per share. The underwriters have 45 days from the date of the Initial Public Offering to exercise the Over-Allotment Option. As of the date of this Quarterly Report, the Over-Allotment Option had not yet been exercised in full or in part.

A total of $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and certain proceeds from the sale of the Private Placement Shares was placed in the Trust Account. The proceeds are invested only in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination and, may at any time be held as cash or cash items, including in demand deposit accounts at a bank. We will disclose in each quarterly and annual report filed with the SEC prior to our initial business combination whether the proceeds deposited in the Trust Account are invested in U.S. government treasury obligations or money market funds or a combination thereof or as cash or cash items, including in demand deposit accounts.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions) to complete our initial business combination. We may withdraw interest for permitted withdrawals. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account, plus permitted withdrawals, will be sufficient to pay our income taxes, if any, and our working capital requirements. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial business combination, we will have available to us the approximately $250,000 of proceeds held outside the Trust Account plus permitted withdrawals. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Such loans may be convertible into private placement shares of the post business combination entity at a price of $10.00 per share at the option of the lender. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

We expect our primary liquidity requirements during that period to include approximately $1,509,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations, and approximately $81,000 for Nasdaq and approximately $300,000 for director and officer liability insurance premiums. We will also pay an affiliate of the Sponsor for office space and administrative services provided to members of our management team in an amount equal to $15,000 per month.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

Moreover, we may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering and the sale of the private placement shares, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of the Initial Public Offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Commitments and Contractual Obligations; Quarterly Results

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. No unaudited quarterly operating data is included in this Quarterly Report as we have not conducted any operations to date.

Administrative Services and Indemnification Agreement

On October 23, 2024, the Company entered into an Administrative Services and Indemnification Agreement. We agreed to pay an affiliate of the Sponsor $15,000 per month for office space and administrative services and to provide indemnification to the Sponsor from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account. For the three and nine months ended September 30, 2024 and 2023, the Company incurred $0 in administrative services expenses under the arrangement.

Underwriting Agreement

On October 23, 2024, the Company entered into an Underwriting Agreement.

The Company granted the underwriters a 45-day option to purchase up to 3,750,000 additional Units to cover over-allotments at the Initial Public Offering price, less underwriting discounts and commissions (the “Over-Allotment Option”). As of the date of this Quarterly Report, the Over-Allotment Option had not yet been exercised in full or in part.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,750,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

The underwriters were entitled to a cash underwriting discount of $0.15 per Unit, or $3,750,000 in the aggregate, paid $3,750,000 upon the closing of the Initial Public Offering. The underwriters agreed to reimburse the Company at the closing of the Initial Public Offering for all reasonable out-of-pocket expenses and fees (including for the avoidance of doubt, a portion of the upfront underwriting commissions payable in connection with the closing of the Initial Public Offering) incurred by the Company in connection with the Initial Public Offering in an amount not to exceed 0.5% of the gross proceeds of the Initial Public Offering. On October 25, 2024, as part of the closing of the Initial Public Offering, the Company received reimbursement from the underwriters of $1,250,000.

Registration Rights Agreement

Pursuant to a registration rights agreement entered into on October 23, 2024, the holders of the Founder Shares, Private Placement Shares and shares that may be issued upon conversion of the Working Capital Loans will be entitled to registration rights and the Company is required to register a sale of any of the securities held by them, including any other securities of the Company acquired by them prior to the consummation of a Business Combination. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Quarterly Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus filed with the SEC on October 24, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in final prospectus filed with the SEC on October 24, 2024. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 25, 2024, we consummated our Initial Public Offering of 25,000,000 Units at $10.00 per Unit, generating gross proceeds to the Company of $250,000,000. The underwriters have 45 days from the date of the Initial Public Offering to exercise the Over-Allotment Option. As of the date of this Quarterly Report, the Over-Allotment Option had not yet been exercised in full or in part. UBS Securities LLC and Jefferies LLC acted as book-running managers. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-282268). The SEC declared the registration statement effective on October 23, 2024.

Simultaneously with the consummation of the Initial Public Offering, we consummated the private placement of 350,000 private placement shares to the Sponsor at a purchase price of $10.00 per private placement share, generating gross proceeds of $3,500,000.

Following the closing of the Initial Public Offering on October 25, 2024, an amount of $250,000,000, comprised of $246,250,000 of the proceeds from the Initial Public Offering (which amount includes $8,750,000 of the underwriters’ deferred discount), $1,250,000 in reimbursements from the underwriters for certain expenses and fees and $2,500,000 of the proceeds of the sale of the Private Placement Shares, was placed in the Trust Account.

Transaction costs amounted to $11,896,413, consisting of $2,500,000 of net upfront underwriting discounts ($3,750,000 of upfront underwriting discounts less $1,250,000 reimbursement from the underwriters), $8,750,000 of deferred underwriting fees and $646,413 of other offering costs. In addition, at October 25, 2024, cash of $400,788 was held outside of the Trust Account and is available for the payment of offering expenses and for working capital purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOLD EAGLE ACQUISITION CORP.

Date: December 5, 2024		/s/ Eli Baker
	Name:	Eli Baker
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Ryan O’Connor
	Name:	Ryan O’Connor
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)