Form 10-Q
period 2025-03-31
Bold Eagle Acquisition Corp.
filed 2025-05-15
CIK 1852207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, 2025, there were 26,158,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 5,160,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

BOLD EAGLE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

i

Part I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

BOLD EAGLE ACQUISITION CORP.
BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2025	2024

ASSETS:
Current assets:
Cash	$15,354	$183,491
Prepaid expenses	205,906	176,487
Total current assets	221,260	359,978

Prepaid expenses - non-current	541,829	562,849
Investments held in Trust Account	262,756,845	260,033,862
Total assets	$263,519,934	$260,956,689

LIABILITIES AND SHAREHOLDERS’ DEFICIT:

Current liabilities:
Accounts payable	$239,561	$62,055
Accrued expenses	39,321	38,679
Insurance loan payable	144,230	213,991
Total current liabilities	423,112	314,725

Promissory note - related party	542,975	542,975
Deferred underwriting commissions	9,030,000	9,030,000
Total liabilities	$9,996,087	$9,887,700

Commitments and contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 25,800,000 shares at $10.14 and $10.04 per share redemption value as of March 31, 2025 and December 31, 2024, respectively	261,656,845	258,933,862

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2025 and December 31, 2024	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 358,000 shares issued and outstanding (excluding 25,800,000 shares subject to possible redemption) as of March 31, 2025 and December 31, 2024	36	36
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 5,160,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024	516	516
Additional paid-in capital	-	-
Accumulated deficit	(8,133,550)	(7,865,425)
Total shareholders’ deficit	(8,132,998)	(7,864,873)
Total liabilities and shareholders’ deficit	$263,519,934	$260,956,689

The accompanying notes are an integral part of these financial statements.

BOLD EAGLE ACQUISITION CORP.
UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	For the Three Months Ended
	March 31,	March 31,
	2025	2024

General and administrative expenses	$268,126	$401
Loss from operations	(268,126)	(401)

Other income:
Cancellation of indebtedness	-	5,316
Interest earned on investments held in Trust Account	2,722,984	-
Total other income	2,722,984	5,316
Net income	$2,454,858	$4,915

Weighted average outstanding share, Class A redeemable ordinary shares, basic and diluted	25,800,000	-
Basic and fully diluted net income per Class A redeemable ordinary shares	$0.08	$-

Weighted average outstanding share, Class A and B non-redeemable ordinary shares, basic and diluted(1)	5,518,000	6,250,000
Basic and fully diluted net income per Class A and Class B non-redeemable ordinary shares	$0.08	$0.00

(1)	Shares as of March 31, 2024 have been retroactively adjusted to reflect the surrender of 50,312,500 shares in a recapitalization on June 25, 2024 and exclude an aggregate of up to 937,500 shares that were subject to forfeiture if the over-allotment was not exercised in full or in part by the underwriters. On December 9, 2024, in connection with the partial exercise of the Over-Allotment Option, the Sponsor forfeited 2,027,500 Class B ordinary shares, resulting in the Sponsor holding an aggregate of 5,160,000 Class B ordinary shares (see Note 5).

The accompanying notes are an integral part of these financial statements.

BOLD EAGLE ACQUISITION CORP.
UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	358,000	$36	5,160,000	$516	$-	$(7,865,425)	$(7,864,873)
Accretion for Class A ordinary shares to redemption amount	-	-	-	-	-	(2,722,983)	(2,722,983)
Net income	-	-	-	-	-	2,454,858	2,454,858
Balance, March 31, 2025	358,000	$36	5,160,000	$516	$-	$(8,133,550)	$(8,132,998)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	-	$-	7,187,500	$719	$24,281	$(59,715)	$(34,715)
Net income	-	-	-	-	-	4,915	4,915
Balance, March 31, 2024	-	$-	7,187,500	$719	$24,281	$(54,800)	$(29,800)

(1)	This number includes an aggregate of up to 937,500 shares of Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of these financial statements.

BOLD EAGLE ACQUISITION CORP.
UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	For the Three Months Ended
	March 31,	March 31,
	2025	2024

Cash Flows from Operating Activities:
Net income	$2,454,858	$4,915
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in Trust Account	(2,722,984)	-
Cancellation of indebtedness	-	(5,316)
Changes in operating assets and liabilities:
Prepaid expenses	76,601	-
Accounts payable	92,506	-
Accrued expenses	642	401
Net cash used in operating activities	(98,377)	-

Cash Flows from Financing Activities:
Payment of insurance loan payable	(69,760)	-
Net cash used in financing activities	(69,760)	-

Net change in cash	(168,137)	-
Cash at beginning of the Period	183,491	-
Cash at end of the Period	$15,354	$-

The accompanying notes are an integral part of these financial statements.

BOLD EAGLE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2025
(UNAUDITED)

Note 1 - Organization and Plan of Business Operations

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

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from February 22, 2021 (inception) through March 31, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and the Company’s search for a Business Combination, which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 350,000 shares (the “Private Placement Shares”) at a price of $10.00 per Private Placement Share in a private placement to Eagle Equity Partners IV, LLC (the “Sponsor”), generating gross proceeds of $3,500,000, which is described in Note 4. Simultaneously with the closing of the Over-Allotment Option, the Company completed the private placement of an additional 8,000 Private Placement Shares to the Sponsor at a price of $10.00 per share, generating gross proceeds to the Company of $80,000 (together with the private placement that occurred simultaneously with the Initial Public Offering, the “Private Placement”).

Transaction costs amounted to $12,283,324, consisting of $2,580,000 of net upfront underwriting discounts ($3,870,000 of upfront underwriting discounts less $1,290,000 reimbursement from the underwriters), $9,030,000 of deferred underwriting fees and $673,324 of other offering costs.

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

Liquidity and Capital Resources

As of March 31, 2025, the Company had $15,354 in cash, and a working capital deficiency of $201,852. The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), loan proceeds from the Sponsor of up to $600,000 under the Amended and Restated Formation and Regulatory Expenses Promissory Note (as defined in Note 5) and up to $400,000 under the Initial Public Offering Promissory Note (as defined in Note 5). As of March 31, 2025, there was $542,975 outstanding under the Amended and Restated Formation and Regulatory Expenses Promissory Note. On October 25, 2024, the Initial Public Offering Promissory Note was repaid in full. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account, including $1,290,000 of reimbursements from the underwriters for certain expenses and fees. Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, paying stock exchange listing fees, paying amounts due under the Administrative Services and Indemnification Agreement (as defined in Note 5), paying director and officer liability insurance premiums, paying legal and other service providers, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. Further, the Company is permitted to withdraw interest earned on the funds held in the Trust Account to fund working capital requirements, subject to an annual limitation of $1,000,000, and to fund taxes payable. As of March 31, 2025, the Company had $1,000,000 in remaining interest earned on funds held in the Trust Account available to be withdrawn for working capital requirements in its first year following the Initial Public Offering as the Company had not withdrawn any such amounts as of such date. On April 8, 2025, the Company withdrew $500,000 of interest earned on funds held in the Trust Account for working capital requirements.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting.

Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 28, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $15,354 and $183,491 in cash as of March 31, 2025 and December 31, 2024, respectively. The Company did not have any cash equivalents as of March 31, 2025 or December 31, 2024.

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

As of March 31, 2025 and December 31, 2024, the Company held $262,756,845 and $260,033,862, respectively, in the Trust Account, all of which was held in a money market fund.

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

The Company accounted for the Eagle Share Rights issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that the Eagle Share Rights are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the instruments continue to be classified in equity.

The Over-Allotment Option was deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability (the “Over-Allotment Option Liability”) pursuant to ASC 480, with the changes in fair value of the Over-Allotment Option Liability recorded in the statements of operations. The Over-Allotment Option Liability was de-recognized when the Over-Allotment Option was partially exercised and expired on December 9, 2024.

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

As of March 31, 2025 and December 31, 2024, the amounts of redeemable Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

Gross proceeds	$258,000,000
Less:
Proceeds allocated to Eagle Share Rights	(6,966,000)
Proceeds allocated to the Over-Allotment Option	(298,500)
Class A ordinary shares issuance costs	(11,788,102)
Plus:
Adjust carrying value to redemption value	19,986,464
Class A ordinary shares subject to possible redemption, December 31, 2024	258,933,862
Plus:
Adjust carrying value to redemption value	2,722,983
Class A ordinary shares subject to possible redemption, March 31, 2025	$261,656,845

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of March 31, 2025 and 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares, and then share in the earnings of the Company. As a result, diluted net income per share is the same as basic net income per share for the periods presented.

	For the Three Months Ended March 31, 2025		For the Three Months Ended March 31, 2024
	Class A	Class A and B, non-redeemable	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$2,022,330	$432,528	$-	$4,915
Denominator:
Basic and diluted weighted average shares outstanding	25,800,000	5,518,000	-	6,250,000
Basic and diluted net income per ordinary share	$0.08	$0.08	$-	$0.00

Recently Issued Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 as required for the year ended December 31, 2024. The adoption requires the Company to provide additional disclosures, but otherwise it does not materially impact the financial statements (see Note 9).

Note 3 - Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 25,800,000 Units (comprised of 25,000,000 Units sold in connection with the Initial Public Offering and 800,000 Units sold in connection with the partial exercise by the underwriters of the Over-Allotment Option), at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one Eagle Share Right.

Note 4 - Private Placement

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

Note 5 - Related Party Transactions

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

Promissory Note - Related Party

On March 12, 2021, the Company issued a promissory note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. On June 26, 2024, the Company and the Sponsor amended and restated such promissory note (the “Amended and Restated Formation and Regulatory Expenses Promissory Note”), increasing the amount that the Company may borrow thereunder to $600,000. The Amended and Restated Formation and Regulatory Expenses Promissory Note is non-interest bearing and payable on the earlier of the completion of the Business Combination or the Company’s liquidation. As of March 31, 2025 and December 31, 2024, there was $542,975 outstanding under the Amended and Restated Formation and Regulatory Expenses Promissory Note.

On June 26, 2024, the Company issued a second promissory note (the “Initial Public Offering Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $400,000. The Initial Public Offering Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2024 or (ii) the completion of the Initial Public Offering. As of March 31, 2025 and December 31, 2024, there was no amount outstanding under the Initial Public Offering Promissory Note as it was repaid in full on October 25, 2024.

Administrative Services and Indemnification Agreement

The Company entered into an agreement (the “Administrative Services and Indemnification Agreement”) commencing October 23, 2024 through the earlier of the Company’s consummation of a Business Combination and its liquidation to pay an affiliate of the Sponsor $15,000 per month for office space and administrative services and provide indemnification to the Sponsor from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account. For the three months ended March 31, 2025 and 2024, the Company incurred expenses of $45,000 and $0, respectively for services under this agreement, which were included in the general and administrative expenses on the accompanying statements of operations. As of March 31, 2025 and December 31, 2024, $75,000 and $30,000, respectively is included in accounts payable in the accompanying balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. There have been no borrowings under this arrangement to date. Such Working Capital Loans may be convertible into Private Placement Shares of the post-Business Combination entity at a price of $10.00 per share at the option of the lender. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. There were no Working Capital Loans outstanding as of March 31, 2025 and December 31, 2024.

Note 6 - Commitments and Contingencies

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

Note 7 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2025 and December 31, 2024, there were 358,000 Class A ordinary shares issued and outstanding, which are comprised of the Private Placement Shares, excluding 25,800,000 Class A ordinary shares subject to possible redemption, which are comprised of the Public Shares and include the Public Shares included in the Over-Allotment Option Units.

Class B Ordinary Shares - The Company is authorized to issue 80,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2025 and December 31, 2024, there were 5,160,000 Class B ordinary shares issued and outstanding.

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

Eagle Share Rights - Except in cases where the Company is not the surviving company in a Business Combination, each holder of an Eagle Share Right will automatically receive one twentieth (1/20) of one Class A ordinary share upon consummation of a Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the Business Combination, each holder of an Eagle Share Right will be required to affirmatively convert his, her or its rights in order to receive the one twentieth (1/20) of one Class A ordinary share underlying each Eagle Share Right upon consummation of the Business Combination. If the Company is unable to complete a Business Combination within the required time period and the Company will redeem the public shares for the funds held in the Trust Account, holders of Eagle Share Rights will not receive any of such funds for their Eagle Share Rights and the Eagle Share Rights will expire worthless. As of March 31, 2025 and December 31, 2024, there were 25,800,000 Eagle Share Rights issued and outstanding.

Note 8 - Trust Account and Fair Value Measurements

A total of $258,000,000, which includes $250,000,000 of the net proceeds from the Initial Public Offering and $8,000,000 from the sale of the Over-Allotment Option Units and the additional Private Placement Shares has been placed in the Trust Account. As of March 31, 2025 and December 31, 2024, investment securities in the Company’s Trust Account consisted of $262,756,845 and $260,033,862, respectively, in a money market fund that invests in U.S. government securities.

The following tables presents fair value information as of March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments consist of money market funds, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

Quoted Prices in Active Markets
Money market fund as of March 31, 2025(1)	$262,756,845
Money market fund as of December 31, 2024	$260,033,862

(1)	On April 8, 2025, the Company withdrew $500,000 of interest earned on funds held in the Trust Account for working capital.

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

The Company did not have any liabilities that were measured at fair value on March 31, 2025 and December 31, 2024.

Note 9 - Operating Segments

ASC Topic 280, “Segment Reporting”, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

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

	March 31,	December 31,
	2025	2024
Investments held in Trust Account	$262,756,845	$260,033,862
Cash	$15,354	$183,491

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2025	March 31, 2024
General and administrative expenses	$268,126	$401
Interest earned on investments held in Trust Account	$2,722,984	$-

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

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events, that have occurred that would require adjustments to the disclosures in the financial statements.

On April 8, 2025, the Company withdrew $500,000 of interest earned on funds held in the Trust Account for working capital requirements.

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

As indicated in the accompanying financial statements, at March 31, 2025, we had an unrestricted cash balance of $15,354 as well as investments held in the Trust Account of $262,756,845. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the Initial Public Offering. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had a net income of $2,454,858, a loss from operations of $268,126, comprised of general and administrative expenses, and non-operating income of $2,722,984, comprised of interest earned on the Trust Account.

For the three months ended March 31, 2024, we had a net income of $4,915, a loss from operations of $401, comprised of general administrative expenses, and non-operating income of $5,316, comprised of cancellation of indebtedness.

Through March 31, 2025, our efforts have been limited to organizational activities, activities relating to the Initial Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. As of March 31, 2025, $262,756,845 was held in the Trust Account (including $9,030,000 of deferred underwriting commissions). We had cash outside of the Trust Account of $15,354 and $278,882 in accounts payable and accrued expenses.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor and up to $1,000,000 in available loans from the Sponsor. These loans are non-interest bearing and unsecured. Up to $400,000 of these loans were due at the earlier of December 31, 2024 or the closing of the Initial Public Offering and up to $600,000 is payable by no later than the earlier of the closing of our initial Business Combination or our liquidation. On October 25, 2024, the Initial Public Offering Promissory Note was repaid in full.

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

As of March 31, 2025, $262,756,845 was held in the Trust Account (including $9,030,000 of deferred underwriting commissions). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest for permitted withdrawals. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account, plus permitted withdrawals, will be sufficient to pay our income taxes, if any, and our working capital requirements. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Administrative Services and Indemnification Agreement

On October 23, 2024, the Company entered into an Administrative Services and Indemnification Agreement. We agreed to pay an affiliate of the Sponsor $15,000 per month for office space and administrative services and to provide indemnification to the Sponsor from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account. For the three months ended March 31, 2025, the Company incurred $45,000 in amounts due under the Administrative Services and Indemnification Agreement. As of March 31, 2025 and December 31, 2024, $75,000 and $30,000, is included in accounts payable and accrued expenses in the accompanying balance sheets.

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

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update 2023-07 - Segment Reporting (Topic ASC 280) Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The enhancements under this update require disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss, require disclosure of other segment items by reportable segment and a description of the composition of other segment items, require annual disclosures under ASC 280 to be provided in interim periods, clarify use of more than one measure of segment profit or loss by the CODM, require that the title of the CODM be disclosed with an explanation of how the CODM uses the reported measures of segment profit or loss to make decisions, and require that entities with a single reportable segment provide all disclosures required by this update and required under ASC 280. The Company adopted ASU 2023-07 for the annual period ending December 31, 2024 (see Note 9).

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

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

Part II. - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 28, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report, other than the below, there have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K filed with the SEC on March 28, 2025. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target, our ability to complete an initial Business Combination, and/or our business, financial condition and results of operations following completion of an initial Business Combination.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. The U.S. has implemented a range of new tariffs and increases to existing tariffs, and, in response to the tariffs announced by the U.S., other countries have imposed new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, government regulations and tariffs. We cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future. Any significant increases in tariffs on goods or materials or other changes in trade policy, or the perception that such changes could occur, could negatively affect our search for a Business Combination target and/or our ability to complete our initial Business Combination. For example, if we pursue a target company which sources or manufactures material components outside of the U.S., these changes could materially impact such target company's business and financial performance. Similarly, if we pursue a target company which exports products outside of the U.S., retaliatory tariff and trade measures imposed by other countries could affect such target's ability to export products and therefore adversely affect its sales. We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial Business Combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial Business Combination. The business prospects of a particular target for a Business Combination could change even after we enter into a business combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target's business. Accordingly, changes in trade and tariff policies could prevent or make it difficult or more expensive for us to complete an initial Business Combination. Tariffs and threats of tariffs and other potential trade policy changes could also lead to material adverse effects on a post-Business Combination company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

BOLD EAGLE ACQUISITION CORP.

Date: May 15, 2025		/s/ Eli Baker
	Name:	Eli Baker
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Ryan O’Connor
	Name:	Ryan O’Connor
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)