Form 10-Q
period 2025-09-30
Bold Eagle Acquisition Corp.
filed 2025-11-13
CIK 1852207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 13, 2025, there were 26,158,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 5,160,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

BOLD EAGLE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

Part I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

BOLD EAGLE ACQUISITION CORP.
BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS:
Current assets:
Cash	$405,611	$183,491
Prepaid expenses	198,589	176,487
Total current assets	604,200	359,978

Non-current assets:
Prepaid expenses - non-current	456,233	562,849
Investments held in Trust Account	267,257,648	260,033,862
Total assets	$268,318,081	$260,956,689

LIABILITIES AND SHAREHOLDERS’ DEFICIT:

Current liabilities:
Accounts payable	$70,100	$62,055
Accrued expenses	87,773	38,679
Insurance loan payable	-	213,991
Total current liabilities	157,873	314,725

Promissory note - related party	542,975	542,975
Deferred underwriting commissions	9,030,000	9,030,000
Total liabilities	$9,730,848	$9,887,700

Commitments and contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 25,800,000 at $10.35 and $10.04 per share redemption value as of September 30, 2025 and December 31, 2024, respectively	267,157,648	258,933,862

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 358,000 shares issued and outstanding (excluding 25,800,000 shares subject to possible redemption) as of September 30, 2025 and December 31, 2024	36	36
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 5,160,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	516	516
Additional paid-in capital	-	-
Accumulated deficit	(8,570,967)	(7,865,425)
Total shareholders’ deficit	(8,570,415)	(7,864,873)
Total liabilities and shareholders’ deficit	$268,318,081	$260,956,689

The accompanying notes are an integral part of these financial statements.

BOLD EAGLE ACQUISITION CORP.
UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024

General and administrative expenses	$251,405	$49,328	$705,542	$77,359
Loss from operations	(251,405)	(49,328)	(705,542)	(77,359)

Other income:
Cancellation of indebtedness	-	-	-	26,534
Interest earned on investments held in Trust Account	2,766,199	-	8,223,786	-
Total other income	2,766,199	-	8,223,786	26,534
Net income (loss)	$2,514,794	$(49,328)	$7,518,244	$(50,825)

Weighted average outstanding share, Class A redeemable ordinary shares, basic and diluted	25,800,000	-	25,800,000	-
Basic and fully diluted net income (loss) per Class A redeemable ordinary shares	$0.08	$-	$0.24	$-

Weighted average outstanding share, Class A and B non-redeemable ordinary shares, basic and diluted (1)	5,518,000	6,250,000	5,518,000	6,250,000
Basic and fully diluted net income (loss) per Class A and Class B non-redeemable ordinary shares	$0.08	$(0.01)	$0.24	$(0.01)

(1)

Shares for the nine months ended September 30, 2024 have been retroactively adjusted to reflect the surrender of 50,312,500 shares in a recapitalization on June 25, 2024 and exclude an aggregate of up to 937,500 shares that were subject to forfeiture if the over-allotment was not exercised in full or in part by the underwriters. On December 9, 2024, in connection with the partial exercise of the Over-Allotment Option, the Sponsor forfeited 2,027,500 Class B ordinary shares, resulting in the Sponsor holding an aggregate of 5,160,000 Class B ordinary shares (see Note 5).

The accompanying notes are an integral part of these financial statements.

BOLD EAGLE ACQUISITION CORP.
UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	358,000	$36	5,160,000	$516	$-	$(7,865,425)	$(7,864,873)
Accretion for Class A ordinary shares to redemption amount	-	-	-	-	-	(2,722,983)	(2,722,983)
Net income	-	-	-	-	-	2,454,858	2,454,858
Balance, March 31, 2025	358,000	$36	5,160,000	$516	$-	$(8,133,550)	$(8,132,998)
Accretion for Class A ordinary shares to redemption amount	-	-	-	-	-	(2,734,604)	(2,734,604)
Net income	-	-	-	-	-	2,548,592	2,548,592
Balance, June 30, 2025	358,000	$36	5,160,000	$516	$-	$(8,319,562)	$(8,319,010)
Accretion for Class A ordinary shares to redemption amount	-	-	-	-	-	(2,766,199)	(2,766,199)
Net income	-	-	-	-	-	2,514,794	2,514,794
Balance, September 30, 2025	358,000	$36	5,160,000	$516	$-	$(8,570,967)	$(8,570,415)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	-	$-	7,187,500	$719	$24,281	$(59,715)	$(34,715)
Net income	-	-	-	-	-	4,915	4,915
Balance, March 31, 2024	-	$-	7,187,500	$719	$24,281	$(54,800)	$(29,800)
Net loss	-	-	-	-	-	(6,412)	(6,412)
Balance, June 30, 2024	-	$-	7,187,500	$719	$24,281	$(61,212)	$(36,212)
Net loss	-	-	-	-	-	(49,328)	(49,328)
Balance, September 30, 2024	-	$-	7,187,500	$719	$24,281	$(110,540)	$(85,540)

(1)	This number includes an aggregate of up to 937,500 shares of Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of these financial statements.

BOLD EAGLE ACQUISITION CORP.
UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	For the Nine Months Ended
	September 30,	September 30,
	2025	2024

Cash Flows from Operating Activities:
Net income (loss)	$7,518,244	$(50,825)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in Trust Account	(8,223,786)	-
Cancellation of indebtedness	-	(26,534)
Changes in operating assets and liabilities:
Prepaid expenses	84,514	-
Accounts payable	8,045	76,958
Accrued expenses	49,094	401
Net cash used in operating activities	(563,889)	-

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for working capital	1,000,000	-
Net cash provided by investing activities	1,000,000	-

Cash Flows from Financing Activities:
Payment of insurance loan payable	(213,991)	-
Net cash used in financing activities	(213,991)	-

Net change in cash	222,120	-
Cash at beginning of the period	183,491	-
Cash at end of the period	$405,611	$-

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accounts payable	$-	$25,000
Deferred offering costs included in accrued expenses	$-	$342,420
Deferred offering costs paid through promissory note – related party (IPO)	$-	$5,500
Deferred offering costs paid through prepaid expenses	$-	$87,682

The accompanying notes are an integral part of these financial statements.

BOLD EAGLE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
September 30, 2025
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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from February 22, 2021 (inception) through September 30, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and the Company’s search for a Business Combination, which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Capital Resources

As of September 30, 2025, the Company had $405,611 in cash, and a working capital surplus of $446,327. The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), loan proceeds from the Sponsor of up to $600,000 under the Amended and Restated Formation and Regulatory Expenses Promissory Note (as defined in Note 5) and up to $400,000 under the Initial Public Offering Promissory Note (as defined in Note 5). As of September 30, 2025, there was $542,975 outstanding under the Amended and Restated Formation and Regulatory Expenses Promissory Note. On October 25, 2024, the Initial Public Offering Promissory Note was repaid in full. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account, including $1,290,000 of reimbursements from the underwriters for certain expenses and fees. Further, the Company is permitted to withdraw interest earned on the funds held in the Trust Account to fund working capital requirements, subject to an annual limitation of $1,000,000, and to fund taxes payable. Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or 12 months from the issuance of these financial statements. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, paying stock exchange listing fees, paying amounts due under the Administrative Services and Indemnification Agreement (as defined in Note 5), paying director and officer liability insurance premiums, paying legal and other service providers, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. On April 8, 2025 and August 21, 2025, the Company withdrew $500,000 and $500,000, respectively, of interest earned on funds held in the Trust Account for working capital requirements. As of September 30, 2025, the Company had $0 in remaining interest earned on funds held in the Trust Account available to be withdrawn for working capital requirements in its first year following the Initial Public Offering. Beginning on October 25, 2025, the commencement of the second year following the Initial Public Offering, the Company may withdraw up to an additional $1,000,000 in interest earned on the funds held in the Trust Account for working capital requirements.

The Company is a special purpose acquisition company and must complete its initial Business Combination by October 25, 2026. Although the Company plans to complete its initial Business Combination before such date, there can be no assurance that the Company will be able to do so by such date. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that because such mandatory liquidation date is less than 12 months away, there is substantial doubt that the Company will operate as a going concern.

No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 25, 2026. Management plans to consummate a Business Combination prior to October 25, 2026; however, there can be no assurance that one will be completed.

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

Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 28, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $405,611 and $183,491 in cash as of September 30, 2025 and December 31, 2024, respectively. The Company did not have any cash equivalents as of September 30, 2025 or December 31, 2024, other than as described below with respect to Investments Held in the Trust Account.

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

As of September 30, 2025 and December 31, 2024, the Company held $267,257,648 and $260,033,862, respectively, in the Trust Account, all of which was held in a money market fund.

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

As of September 30, 2025 and December 31, 2024, the amounts of redeemable Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

Gross proceeds	$258,000,000
Less:
Proceeds allocated to Eagle Share Rights	(6,966,000)
Proceeds allocated to the Over-Allotment Option	(298,500)
Class A ordinary shares issuance costs	(11,788,102)
Plus:
Adjust carrying value to redemption value	19,986,464
Class A ordinary shares subject to possible redemption, December 31, 2024	258,933,862
Plus:
Adjust carrying value to redemption value	8,223,786
Class A ordinary shares subject to possible redemption, September 30, 2025	$267,157,648

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of September 30, 2025 and 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares, and then share in the earnings of the Company. As a result, diluted net income per share is the same as basic net income per share for the periods presented.

	For the Three Months Ended		For the Three Months Ended
	September 30, 2025		September 30, 2024
	Class A	Class A and B, non- redeemable	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$2,071,706	$443,088	$-	$(49,328)
Denominator:
Basic and diluted weighted average shares outstanding	25,800,000	5,518,000	-	6,250,000
Basic and diluted net income (loss) per ordinary share	$0.08	$0.08	$-	$(0.01)

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2025		September 30, 2024
	Class A	Class A and B, non- redeemable	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$6,193,585	$1,324,659	$-	$(50,825)
Denominator:
Basic and diluted weighted average shares outstanding	25,800,000	5,518,000	-	6,250,000
Basic and diluted net income (loss) per ordinary share	$0.24	$0.24	$-	$(0.01)

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

Promissory Note - Related Party

On March 12, 2021, the Company issued a promissory note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. On June 26, 2024, the Company and the Sponsor amended and restated such promissory note (the “Amended and Restated Formation and Regulatory Expenses Promissory Note”), increasing the amount that the Company may borrow thereunder to $600,000. The Amended and Restated Formation and Regulatory Expenses Promissory Note is non-interest bearing and payable on the earlier of the completion of the Business Combination or the Company’s liquidation. As of September 30, 2025 and December 31, 2024, there was $542,975 outstanding under the Amended and Restated Formation and Regulatory Expenses Promissory Note.

On June 26, 2024, the Company issued a second promissory note (the “Initial Public Offering Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $400,000. The Initial Public Offering Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2024 or (ii) the completion of the Initial Public Offering. As of September 30, 2025 and December 31, 2024, there was no amount outstanding under the Initial Public Offering Promissory Note as it was repaid in full on October 25, 2024.

Administrative Services and Indemnification Agreement

The Company entered into an agreement (the “Administrative Services and Indemnification Agreement”) commencing October 23, 2024 through the earlier of the Company’s consummation of a Business Combination and its liquidation to pay an affiliate of the Sponsor $15,000 per month for office space and administrative services and provide indemnification to the Sponsor from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account. For the three and nine months ended September 30, 2025, the Company incurred expenses of $45,000 and $135,000, respectively for services under this agreement, which were included in the general and administrative expenses on the accompanying statements of operations. There were no administrative service fees for the three and nine month ended September 30, 2024.

As of September 30, 2025 and December 31, 2024, $14,135 and $30,000, respectively, is included in accounts payable in the accompanying balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. There have been no borrowings under this arrangement to date. Such Working Capital Loans may be convertible into Private Placement Shares of the post-Business Combination entity at a price of $10.00 per share at the option of the lender. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. There were no Working Capital Loans outstanding as of September 30, 2025 and December 31, 2024.

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

The underwriters are entitled to a deferred fee of $0.35 per Unit, or up to $9,030,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

Note 7 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2025 and December 31, 2024, there were 358,000 Class A ordinary shares issued and outstanding, which are comprised of the Private Placement Shares, excluding 25,800,000 Class A ordinary shares subject to possible redemption, which are comprised of the Public Shares and include the Public Shares included in the Over-Allotment Option Units.

Class B Ordinary Shares - The Company is authorized to issue 80,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2025 and December 31, 2024, there were 5,160,000 Class B ordinary shares issued and outstanding.

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

Eagle Share Rights - Except in cases where the Company is not the surviving company in a Business Combination, each holder of an Eagle Share Right will automatically receive one twentieth (1/20) of one Class A ordinary share upon consummation of a Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the Business Combination, each holder of an Eagle Share Right will be required to affirmatively convert his, her or its rights in order to receive the one twentieth (1/20) of one Class A ordinary share underlying each Eagle Share Right upon consummation of the Business Combination. If the Company is unable to complete a Business Combination within the required time period and the Company will redeem the public shares for the funds held in the Trust Account, holders of Eagle Share Rights will not receive any of such funds for their Eagle Share Rights and the Eagle Share Rights will expire worthless. As of September 30, 2025 and December 31, 2024, there were 25,800,000 Eagle Share Rights issued and outstanding.

Note 8 - Fair Value Measurements

A total of $258,000,000, which includes $250,000,000 of the net proceeds from the Initial Public Offering and $8,000,000 from the sale of the Over-Allotment Option Units and the additional Private Placement Shares has been placed in the Trust Account. As of September 30, 2025 and December 31, 2024, investment securities in the Company’s Trust Account consisted of $267,257,648 and $260,033,862, respectively, in a money market fund that invests in U.S. government securities.

The following table presents fair value information as of September 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments consist of money market funds, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

Quoted Prices in Active Markets
Money market fund as of September 30, 2025	$267,257,648
Money market fund as of December 31, 2024	$260,033,862

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

The Company did not have any liabilities that were measured at fair value on September 30, 2025 and December 31, 2024.

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

	September 30,	December 31,
	2025	2024
Trust Account	$267,257,648	$260,033,862
Cash	$405,611	$183,491

	For the	For the
	Three Months Ended	Three Months Ended
	September 30, 2025	September 30, 2024
General and administrative expenses	$251,405	$49,328
Interest earned on the Trust Account	$2,766,199	$-

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
General and administrative expenses	$705,542	$77,359
Interest earned on the Trust Account	$8,223,786	$-

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

As indicated in the accompanying financial statements, at September 30, 2025, we had an unrestricted cash balance of $405,611 as well as investments held in the Trust Account of $267,257,648. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

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

For the three and nine months ended September 30, 2025, we had a net income of $2,514,794 and $7,518,244, respectively, a loss from operations of $251,405 and $705,542, respectively, comprised of general and administrative expenses, and non-operating income of $2,766,199 and $8,223,786, respectively, comprised of interest earned on the Trust Account.

For the three and nine months ended September 30, 2024, we had a net loss of $49,328 and $50,825, respectively, a loss from operations of $49,328 and $77,359, respectively, comprised of general administrative expenses, and non-operating income of $0 and $26,534, respectively, comprised of cancellation of indebtedness.

Through September 30, 2025, our efforts have been limited to organizational activities, activities relating to the Initial Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. As of September 30, 2025, $267,257,648 was held in the Trust Account (including up to $9,030,000 of deferred underwriting commissions). We had cash held outside of the Trust Account of $405,611 and $157,873 in accounts payable and accrued expenses.

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

As of September 30, 2025, $267,257,648 was held in the Trust Account (including up to $9,030,000 of deferred underwriting commissions). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest for permitted withdrawals. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account, plus permitted withdrawals, will be sufficient to pay our income taxes, if any, and our working capital requirements. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial Business Combination, we will have available to us the approximately $250,000 of proceeds initially held outside the Trust Account plus permitted withdrawals. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

The Company is a special purpose acquisition company and must complete its initial Business Combination by October 25, 2026. Although the Company plans to complete its initial Business Combination before such date, there can be no assurance that the Company will be able to do so by such date. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that because such mandatory liquidation date is less than 12 months away, there is substantial doubt that the Company will operate as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 25, 2026. Management plans to consummate a Business Combination prior to October 25, 2026; however, there can be no assurance that one will be completed.

Commitments and Contractual Obligations; Quarterly Results

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. No unaudited quarterly operating data is included in this Quarterly Report as we have not conducted any operations to date.

Administrative Services and Indemnification Agreement

On October 23, 2024, the Company entered into an Administrative Services and Indemnification Agreement. We agreed to pay an affiliate of the Sponsor $15,000 per month for office space and administrative services and to provide indemnification to the Sponsor from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account. For the three and nine months ended September 30, 2025, the Company incurred $45,000 and $135,000, respectively, for services under this agreement, which were included in the general and administrative expenses on the accompanying statements of operations. There were no administrative service fees for the three and nine months ended September 30, 2024. As of September 30, 2025 and December 31, 2024, $14,135 and $30,000, respectively, is included in accounts payable and accrued expenses in the accompanying balance sheets.

Underwriting Agreement

On October 23, 2024, the Company entered into an Underwriting Agreement.

The Company granted the underwriters a 45-day option to purchase up to 3,750,000 Over-Allotment Option Units. On December 9, 2024, the Over-Allotment Option was exercised in part, resulting in the issuance and sale of 800,000 Over-Allotment Option Units.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or up to $9,030,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

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

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K filed with the SEC on March 28, 2025 and our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2025. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

BOLD EAGLE ACQUISITION CORP.

Date: November 13, 2025	/s/ Eli Baker
	Name:	Eli Baker
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Ryan O’Connor
	Name:	Ryan O’Connor
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)