Form 10-K
period 2025-12-31
Bold Eagle Acquisition Corp.
filed 2026-03-23
CIK 1852207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting shareholders’ equity held by non-affiliates was $270,126,000.

As of March 23, 2026, there were 26,158,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 5,160,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

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

Risk Factor Summary

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.

●	The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	If we seek shareholder approval of our initial business combination, our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or Eagle Share Rights, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the completion window, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders.

●	If the net proceeds of the Initial Public Offering and the sale of the Private Placement Shares not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the completion window, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or our management team to fund our search and to complete our initial business combination.

●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

●	The nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

●	Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

●	We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

●	We may reincorporate in another jurisdiction, which may result in taxes imposed on shareholders.

●	Our initial business combination and our structure thereafter may not be tax-efficient to our shareholders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

●	In recent years, the number of special purpose acquisition companies that have been formed has increased substantially, potentially resulting in more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our ability to find a target or to consummate an initial business combination.

●	There is a substantial doubt about our ability to continue as a going concern.

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

Our initial shareholders own 17.62% of our issued and outstanding ordinary shares as of the date of this Form 10-K. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company, including the Founder Shares. As a result, in addition to our initial shareholders’ Founder Shares and Private Placement Shares, we would need 10,141,001, or 39.31%, of the 25,800,000 public shares included in the Units sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Assuming that only one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, are voted, we will not need any public shares in addition to our Founder Shares and Private Placement Shares to be voted in favor of an initial business combination in order to have an initial business combination approved. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution passed by the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive an ordinary resolution, being the requisite shareholder approval for such initial business combination.

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

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. The U.S. has implemented a range of new tariffs and increases to existing tariffs, and, in response to the tariffs announced by the U.S., other countries have imposed new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, government regulations and tariffs. We cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future. Any significant increases in tariffs on goods or materials or other changes in trade policy, or the perception that such changes could occur, could negatively affect our search for a Business Combination target and/or our ability to complete our initial Business Combination. For example, if we pursue a target company which sources or manufactures material components outside of the U.S., these changes could materially impact such target company’s business and financial performance. Similarly, if we pursue a target company which exports products outside of the U.S., retaliatory tariff and trade measures imposed by other countries could affect such target’s ability to export products and therefore adversely affect its sales. We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial Business Combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial Business Combination. The business prospects of a particular target for a Business Combination could change even after we enter into a business combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business. Accordingly, changes in trade and tariff policies could prevent or make it difficult or more expensive for us to complete an initial Business Combination. Tariffs and threats of tariffs and other potential trade policy changes could also lead to material adverse effects on a post-Business Combination company.

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

There is substantial doubt about our ability to continue as a “going concern.”

The Company is a special purpose acquisition company and must complete its initial Business Combination by October 25, 2026. Although the Company plans to complete its initial Business Combination before such date, there can be no assurance that the Company will be able to do so by such date. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASC”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that because such mandatory liquidation date is less than 12 months away, there is substantial doubt that the Company will operate as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 25, 2026. Management plans to consummate a Business Combination prior to October 25, 2026; however, there can be no assurance that one will be completed

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and as noted in “Item 1A. Risk Factors” of this Form 10-K, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for our Company, and before we make filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in “Item 1A. Risk Factors” of this Form 10-K.

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

Holders

As of March 23, 2026, there was one holder of record of our Units, two holders of record of our Class A ordinary shares, one holder of record of our Eagle Share Rights and one holder of record for our Class B ordinary shares. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Units, Class A ordinary shares and Eagle Share Rights are held of record by banks, brokers and other financial institutions.

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

As indicated in the accompanying financial statements, at December 31, 2025, we had an unrestricted cash balance of $192,592 as well as investments held in the Trust Account of $269,835,824. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the Initial Public Offering, and, after our Initial Public Offering, identifying a target company for a business combination. We will not generate any operating revenues until after completion of our initial business combination. We have generated non-operating income in the form of interest income on cash and cash equivalents after the Initial Public Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period year ended December 31, 2025, we had a net income of $9,764,567, a loss from operations of $1,037,395, comprised of general and administrative expenses of $1,037,395, and non-operating income of $10,801,962, comprised primarily of interest earned in the Trust Account of $10,801,962. For the year ended December 31, 2024, we had a net income of $2,043,928, a loss from operations of $253,368, comprised of general and administrative expenses of $253,368, and non-operating income of $2,297,296, comprised primarily of a gain on change in fair value of Over-Allotment Option Liability of $236,900, of cancellation of indebtedness of $26,534 and interest earned in the Trust Account of $2,033,862.

Through December 31, 2025 our efforts have been limited to organizational activities, activities relating to the Initial Public Offering, activities relating to identifying and evaluating prospective acquisition candidates. As of December 31, 2025, $269,835,824 was held in the Trust Account (including $9,030,000 of deferred underwriting commissions). We had cash outside of the Trust Account of $192,592 and $188,708 in accounts payable and accrued expenses.

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

As of December 31, 2025, $269,835,824 was held in the Trust Account (including $9,030,000 of deferred underwriting commissions). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions) to complete our initial business combination. We may withdraw interest for permitted withdrawals. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account, plus permitted withdrawals, will be sufficient to pay our income taxes, if any, and our working capital requirements. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

We expect our primary liquidity requirements during the completion window include approximately $1,509,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations, and approximately $81,000 for Nasdaq and approximately $300,000 for director and officer liability insurance premiums. We will also pay an affiliate of the Sponsor for office space and administrative services provided to members of our management team in an amount equal to $15,000 per month.

On April 8, 2025 and August 21, 2025, the Company withdrew $500,000 and $500,000, respectively, of interest earned on funds held in the Trust Account for working capital requirements. As of December 31, 2025, the Company had $1,000,000 in remaining interest earned on funds held in the Trust Account available to be withdrawn for working capital requirements in its second year following the Initial Public Offering.

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

Controls and Procedures

We are required to maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act and to comply with the internal control requirements of the Sarbanes-Oxley Act beginning with this Annual Report for the fiscal year ended December 31, 2025.  Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

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

Promissory Notes

On March 12, 2021, the Company issued a promissory note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. On June 26, 2024, the Company and the Sponsor amended and restated such promissory note (the “Amended and Restated Formation and Regulatory Expenses Promissory Note”), increasing the amount that the Company may borrow thereunder to $600,000. The Amended and Restated Formation and Regulatory Expenses Promissory Note is non-interest bearing and payable on the earlier of the completion of the business combination or the Company’s liquidation. As of December 31, 2025 and 2024, there was $542,975 outstanding under the Amended and Restated Formation and Regulatory Expenses Promissory Note.

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

Administrative Services and Indemnification Agreement

The Company entered into an agreement (the “Administrative Services and Indemnification Agreement”) commencing October 23, 2024 through the earlier of the Company’s consummation of a business combination and its liquidation to pay an affiliate of the Sponsor $15,000 per month for office space and administrative services and provide indemnification to the Sponsor from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account. For the years ended December 31, 2025 and 2024, respectively, the Company incurred $180,000 and $30,000 in administrative services expenses under the Administrative Services and Indemnification Agreement. As of December 31, 2025 and 2024, respectively, $13,413 and $30,000, are include in accounts payable and accrued expenses in the accompanying balance sheets.

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

Commitments and Contractual Obligations

As of December 31, 2025, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities]. No unaudited quarterly operating data is included in this Form 10-K as we have not conducted any operations to date.

Administrative Services and Indemnification Agreement

On October 23, 2024, the Company entered into an Administrative Services and Indemnification Agreement. We agreed to pay an affiliate of the Sponsor $15,000 per month for office space and administrative services and to provide indemnification to the Sponsor from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account. As of December 31, 2025 and 2024, the Company incurred $180,000 and $30,000, respectively, in amounts due under the Administrative Services and Indemnification Agreement.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. For the fiscal year ending December 31, 2025 there were no critical accounting estimates. We have identified the following critical accounting policies:

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

Reference is made to pages F-1 through F-18 comprising a portion of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and vice president of finance (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Certifying Officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Harry E. Sloan	75	Co-Chairman
Eli Baker	51	Chief Executive Officer and Director
Ryan O’Connor	30	Chief Financial Officer
Jeff Sagansky	74	Co-Chairman
Diarmuid Cummins	57	Director
Amy Gershkoff Bolles	45	Director
Jason Park	49	Director
Anna Marie Wagner	36	Director
Simon Watson	50	Director

Harry E. Sloan has been our Co-Chairman since June 2024. Mr. Sloan was previously our Chairman and Chief Executive Officer from March 2021 through June 2024. Mr. Sloan also serves as Co-Chairman of Infinite Eagle Acquisition Corp.’s (Nasdaq: IEAG), or Infinite Eagle, a position he has held since August 2025. Mr. Sloan served as Screaming Eagle’s Chairman from November 2021 through May 2024, until Screaming Eagle consummated its business combination with Lionsgate Studios Corp. Mr. Sloan remains a director of Lionsgate Studios Corp. From December 2021 until May 2025, Mr. Sloan served as a member of the board of directors of Lions Gate Entertainment Corp. (NYSE: LGF.A, LGF.B) (“Lions Gate Parent”), an independent motion picture and television production company. Following Lions Gate Parent’s full separation of its Studio and STARZ business in May 2025, Mr. Sloan serves as a Director of Starz Entertainment Corp. Mr. Sloan has served as Chief Executive Officer and Chairman of Soaring Eagle, which in September 2021 completed its initial business combination with Ginkgo Bioworks, Inc. (NYSE: DNA) (“Ginkgo”). Mr. Sloan remains a director of Ginkgo. Prior to Soaring Eagle, Mr. Sloan was Chief Executive Officer and Chairman of Flying Eagle, which raised $690,000,000 in its initial public offering in March 2020 and in December 2020 completed its initial business combination with Skillz Inc. (NYSE: SKLZ) (“Skillz”), a technology company that enables game developers to monetize their content through fun and fair multi-player competition. Prior to Flying Eagle, Mr. Sloan was a founding investor of Diamond Eagle, which raised $400,000,000 in its initial public offering in May 2019 and in April 2020 completed its initial business combination with DraftKings, Inc. (Nasdaq: DKNG) (“DraftKings”), a digital sports entertainment and gaming company known for its industry-leading daily fantasy sports and mobile sports betting platforms, and SBTech (Global) Limited, an international turnkey provider of cutting-edge sports betting and gaming technologies. Mr. Sloan now serves as the Vice Chairman of DraftKings, Inc. Prior to Diamond Eagle, Mr. Sloan was a founding investor of Platinum Eagle, which raised $325,000,000 in its initial public offering in January 2018, completed its initial business combination in March 2019 with Target Logistics Management, LLC and RL Signor Holdings, LLC and changed its name to Target Hospitality Corp. Target Hospitality Corp. (Nasdaq: TH) (“Target Hospitality”) is a vertically integrated specialty rental and hospitality services company. Prior to Platinum Eagle, Mr. Sloan was a founding investor of Double Eagle, which raised $500,000,000 in its initial public offering in September 2015. Double Eagle completed its business combination in November 2017, in which its wholly-owned subsidiary acquired 90% of the shares of Williams Scotsman. In the transaction, Double Eagle changed its name to WillScot Corporation (“WSC”). WSC is a specialty rental services market leader providing modular space and portable storage solutions to diverse end markets across North America. Mr. Sloan previously served as chairman and chief executive officer of Silver Eagle from April 2013 until the consummation of its initial business combination in March 2015 with Videocon d2h Limited (“Videocon”). From May 2016 to April 2018 Mr. Sloan served on the board of directors of Videocon, where he was a member of its Nomination, Remuneration and Compensation Committee. Mr. Sloan also served as chairman and chief executive officer of Global Eagle Acquisition Corp. from February 2011 until the consummation of its business combination in January 2013, and he remains a director of the combined company, Global Eagle Entertainment Inc. From October 2005 to August 2009, Mr. Sloan served as chairman and chief executive officer of Metro-Goldwyn-Mayer, Inc. (“MGM”), a motion picture, television, home entertainment, and theatrical production and distribution company, and thereafter continued as non-executive chairman until December 2010. MGM filed for bankruptcy protection in 2010. From 1990 to 2002, Mr. Sloan was chairman and chief executive officer of SBS Broadcasting, S.A. (“SBS”), a European broadcasting group, operating commercial television, premium pay channels, radio stations and related print businesses in Western and Central and Eastern Europe, which he founded in 1990 and continued as executive chairman until 2005. In 1999, SBS became the largest shareholder of Lions Gate Parent. Mr. Sloan served as chairman of the board of Lions Gate Parent from April 2004 to March 2005. From 1983 to 1989, Mr. Sloan was co-chairman of New World Entertainment Ltd., an independent motion picture and television production company. He previously served on the boards of Promotora de Informaciones, S.A. (OTCMKTS: PRISY), Spain’s largest media conglomerate, and ZeniMax Media Inc., an independent producer of interactive gaming and web content. He currently serves on the UCLA Anderson School of Management Board of Visitors and the Executive Board of UCLA Theatre, Film and Television. Mr. Sloan received his B.A. degree from UCLA and J.D. Degree from Loyola Law School. We believe Mr. Sloan is qualified to serve on our board of directors due, among other things, to his extensive experience as a founder of special purpose acquisition companies and as an international media investor, entrepreneur and studio executive.

Eli Baker has been our Chief Executive Officer since June 2024 and has been our Director since March 2021. Mr. Baker was previously our Chief Financial Officer and President from March 2021 through June 2024. Mr. Baker serves as Infinite Eagle’s Chief Executive Officer and Director a position he has held since August 2025. Mr. Baker served as Screaming Eagle’s Chief Executive Officer and Director from November 2021 through May 2024. Mr. Baker is a Partner in Eagle Equity Partners (and its related companies). Mr. Baker served as President and Chief Financial Officer of Soaring Eagle through the business combination with Ginkgo. Prior to Soaring Eagle, Mr. Baker served as President and Chief Financial Officer of Flying Eagle through the business combination with Skillz. Mr. Baker also served as President, Chief Financial Officer and Secretary of Diamond Eagle from March 2019 until the consummation of its business combination with DraftKings, in April 2020. Mr. Baker served as the President, Chief Financial Officer and Secretary of Platinum Eagle from July 2017 until the consummation of its business combination with Target Hospitality in March 2019, and served as a member of Target Hospitality’s board of directors from March 2019 through December 2021. Mr. Baker served as Double Eagle’s Vice President, General Counsel and Secretary from June 2015 through its business combination in November 2017. Mr. Baker was also a Director of Silver Eagle from July 2014 through Silver Eagle’s business combination in March 2015. Mr. Baker is a co-founder and partner of Manifest Investment Partners, LLC, a growth equity/venture fund that focuses on early stage technology-enabled business where he has served since June 2016. Mr. Baker continues to be co-managing director and a partner in Hemisphere Capital Management LLC, a private finance company that specializes in special opportunity equity and credit investments in the media and entertainment industry. Mr. Baker is a former lawyer and earned a Bachelor of Arts degree from the University of California, Berkeley and a Juris Doctor from the University of California (SF). We believe Mr. Baker is qualified to serve on our board of directors due, among other things, to his extensive experience as a founder of special purpose acquisition companies.

Ryan O’Connor has been our Chief Financial Officer since June 2024. Mr. O’Connor serves as Infinite Eagle’s Chief Financial Officer, a position he has held since August 2025. Mr. O’Connor served as Screaming Eagle’s Vice President of Finance from November 2021 through May 2024. Mr. O’Connor has been an employee of Eagle Equity Partners since February 2021. Prior to joining Eagle Equity Partners, Mr. O’Connor worked as an associate in the Investment Banking Division at Goldman Sachs from July 2018 to December 2020. Mr. O’Connor graduated with a B.S. in Economics from the Wharton School at the University of Pennsylvania in May 2018.

Jeff Sagansky has been our Co-Chairman since June 2024. Mr. Sagansky serves as Co-Chairman of Infinite Eagle, a position he has held since August 2025. Mr. Sagansky served as a Director of Screaming Eagle from December 2021 through May 2024. Mr. Sagansky served as the Chief Executive Officer of Platinum Eagle from January 2018 until the consummation of its business combination with Target Hospitality and served as a member of Target Hospitality’s board of directors until November 2023. Mr. Sagansky has been a Director of WillScot Corporation since Double Eagle was formed in June 26, 2015 and served as Double Eagle’s President and Chief Executive Officer from August 6, 2015 until the consummation of its business combination in November 2017. He also co-founded, together with Mr. Sloan, Silver Eagle, which invested approximately $273,300,000 in Videocon d2h in exchange for equity shares of Videocon d2h represented by ADSs in March 2015. In March 2018, Videocon d2h merged with and into Dish TV India Limited (NSE: DISHTV). Mr. Sagansky served as Silver Eagle’s President from April 2013 through March 2015. Mr. Sagansky also co-founded with Mr. Sloan and Eli Baker Soaring Eagle which completed a merger with Gingko Bioworks in September of 2021, Diamond Eagle which merged with DraftKings in April of 2020, and Flying Eagle which merged with Skillz in December of 2020. Mr. Sagansky was formerly chief executive officer and then vice chairman of Paxson Communications Corporation (“PAX”) from 1998 to 2003, where he launched the PAX TV program network in 1998. In addition, Mr. Sagansky drove substantial improvement in the network’s financial performance. Prior to joining Pax, Mr. Sagansky was co-president of Sony Pictures Entertainment (“SPE”), from 1996 to 1998 where he was responsible for SPE’s strategic planning and worldwide television operations. While at SPE, he spearheaded SPE’s acquisition, in partnership with Liberty Media Corporation and other investors, of Telemundo Network Group, LLC, (“Telemundo”). Previously, as executive vice president of Sony Corporation of America (“SCA”), Mr. Sagansky oversaw the 1997 merger of SCA’s Loews Theaters unit with the Cineplex Odeon Corporation to create one of the world’s largest movie theater companies, and the highly successful U.S. launch of the Sony PlayStation video game console. Prior to joining SCA, Mr. Sagansky was president of CBS Entertainment (“CBS”) from 1990 to 1994, where he engineered CBS’s ratings rise from third to first place in eighteen months. Mr. Sagansky previously served as president of production and then president of TriStar Pictures, where he developed and oversaw production of a wide variety of successful films. Mr. Sagansky graduated with a BA from Harvard College and an MBA from Harvard Business School. He also serves on the boards of Omio, the leading European travel ticketing company, and the National Parks Conservancy Association. We believe Mr. Sagansky is qualified to serve on our board of directors due to his extensive background and experience as a founder of special purpose acquisition companies and as an executive in the media and entertainment industries and his substantial mergers and acquisitions experience.

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

Jason Park has served on our board of directors since October 2024. Mr. Park also serves as a member of the board of directors of Infinite Eagle, a position he has held since January 2026. Mr. Park is the Chief Transformation Officer at DraftKings. Mr. Park joined DraftKings as Chief Financial Officer and served in that capacity from June 2019 to May 2024, and was responsible for the accounting, tax, treasury, financial planning and analysis and investor relations departments. Mr. Park also serves as a member of the board of directors of Pine Street Inn, a non-profit organization that partners with homeless individuals to help them find and retain housing, and Corner Growth Acquisition Corp. 2 (Nasdaq: TRON) and Corner Growth Acquisition Corp. (Nasdaq: COOL) (since December 2020), which are special purpose acquisition companies formed for the purpose of effecting a merger or similar business combination with one or more businesses primarily within technology industries. Previously, Mr. Park served as a member of the board of directors of Belong Acquisition Corp., which was a special purpose acquisition company formed for the purpose of effecting a merger or similar business combination with one or more businesses primarily within technology industries from July 2021 to July 2023. Prior to joining DraftKings, from January 2009 to June 2019, Mr. Park worked at Bain Capital Private Equity where he was an Operating Partner and focused on technology investments. For more than 10 years, Mr. Park worked collaboratively with chief executive officers, chief financial officers and management teams to develop and achieve value creation plans. Before Bain Capital Private Equity, Mr. Park was an Associate Partner at McKinsey & Company. Mr. Park has previously served as a director of Central Square Technologies. Mr. Park received his M.B.A. from the Wharton School at the University of Pennsylvania and a MAcc (Master of Accountancy) and a B.B.A. from the University of Michigan. We believe Mr. Park is qualified to serve on our board of directors due, among other things, to his extensive leadership experience in public companies and special purpose acquisition companies.

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

Simon Watson has served on our board of directors since October 2024. Mr. Watson also serves as a member of the board of directors of Infinite Eagle, a position he has held since January 2026. He is a retired Partner of Goldman Sachs. He worked for Goldman Sachs for 23 years in London and New York within Equity Capital Markets. Mr. Watson’s final role was running Equity Capital Markets in New York. He was educated at the London School of Economics and currently resides in the UK with his wife and two sons. We believe Mr. Watson is qualified to serve on our board of directors due, among other things, to his extensive experience in equity capital markets in both the U.S. and the UK.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2025, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Eli Baker	Hemisphere Capital Management	Special opportunity investments	Principal
	Manifest Investment Partner	Venture/growth equity	Principal
	Infinite Eagle Acquisition Corp.	Special purpose acquisition company	Chief Executive Officer and Director

Ryan O’Connor	Infinite Eagle Acquisition Corp.	Special purpose acquisition company	Chief Financial Officer

Harry E. Sloan	Lions Gate Entertainment Corp.	Motion picture and television	Director
	Lionsgate Studios Corp.	Motion picture and television	Director
	Ginkgo Bioworks Holdings, Inc.	Biotechnology	Director
	Draftkings, Inc.	Digital sports entertainment and gaming	Vice Chairman
	Infinite Eagle Acquisition Corp.	Special purpose acquisition company	Co-Chairman

Jeff Sagansky	WillScot Corporation	Modular space and portable storage	Director
	Sharecare, Inc.	Health and wellness	Director
	Omio	Travel and ticketing	Director
	Imagine Entertainment	Entertainment production	Director
	Kapital Entertainment	Entertainment production	Director
	Infinite Eagle Acquisition Corp.	Special purpose acquisition company	Co-Chairman

Diarmuid Cummins	RIVET	Non-profit organization	Director

Jason Park	DraftKings, Inc.	Digital sports entertainment and gaming	Officer
	Pine Street Inn	Non-profit organization	Director
	Corner Growth Acquisition Corp. 2	Special purpose acquisition company	Director
	Corner Growth Acquisition Corp.	Special purpose acquisition company	Director
	Infinite Eagle Acquisition Corp.	Special purpose acquisition company	Director

Anna Marie Wagner	AutoSci Advisory, LLC	Consulting services	Owner and Managing Partner

Simon Watson	Infinite Eagle Acquisition Corp.	Special purpose acquisition company	Director

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 23, 2026 by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding Class A ordinary shares;

●	each of our officers and directors; and

●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them.

The beneficial ownership of our ordinary shares is based on 26,158,000 Class A ordinary shares and 5,160,000 Founder Shares issued and outstanding as of March 23, 2026.

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares Beneficially Owned	Number of Founder Shares Beneficially Owned(2)	Approximate Percentage of Total Voting Power
Eagle Equity Partners IV, LLC (our Sponsor)(3)	358,000	5,160,000	17.62%
Harry E. Sloan	—	—	—
Eli Baker	—	—	—
Ryan O’Connor	—	—	—
Jeff Sagansky	—	—	—
Diarmuid Cummins	—	—	—
Amy Gershkoff Bolles	—	—	—
Jason Park	—	—	—
Anna Marie Wagner	—	—	—
Simon Watson	—	—	—
All officers and directors as a group (9 individuals)	—	—	—

Name and Address of Beneficial Owner Five Percent Holders	Number of Class A Ordinary Shares Beneficially Owned	Approximate Percentage of Outstanding Class A Ordinary Shares
Harraden Circle Investments, LLC(4)	2,555,739	9.77%
AQR Capital Management, LLC(5)	2,072,363	7.92%
Barclays PLC(6)	1,862,500	7.34%
Meteora Capital, LLC(7)	1,361,224	5.20%

(1)	Unless otherwise noted, the business address of each of the following is 955 Fifth Avenue, New York, NY, 10075.

(2)	Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment.

(3)	Eagle Equity Partners IV, LLC is the record holder of the shares reported herein. There are three managing members of Eagle Equity Partners IV, LLC, Harry E. Sloan. Eli Baker and Jeff Sagansky. Each managing member has one vote, and the approval of a majority is required to approve an action. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and voting or dispositive decisions require the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based on the foregoing, no individual managing member of Eagle Equity Partners IV, LLC exercises voting or dispositive control over any of the securities held by the entity, even those in which he holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.

(4)

According to a schedule 13G filed on February 13, 2026, interests shown are held by (i) Harraden Circle Investors, LP (“Harraden Fund”), (ii) Harraden Circle Special Opportunities, LP (“Harraden Special Op Fund”), (iii) Harraden Circle Strategic Investments, LP (“Harraden Strategic Fund”), and (iv) Harraden Circle Concentrated, LP (“Harraden Concentrated Fund”). Harraden Circle Investors GP, LP (“Harraden GP”) is the general partner to Harraden Fund, Harraden Special Op Fund, Harraden Strategic Fund, and Harraden Concentrated Fund, and Harraden Circle Investors GP, LLC (“Harraden LLC”) is the general partner of Harraden GP. Harraden Circle Investments, LLC (“Harraden Adviser”) serves as investment manager to Harraden Fund, Harraden Special Op Fund, Harraden Strategic Fund, Harraden Concentrated Fund, and other high net worth individuals. Frederick V. Fortmiller, Jr. is the managing member of each of Harraden LLC and Harraden Adviser. In such capacities, each of Harraden GP, Harraden LLC, Harraden Adviser and Mr. Fortmiller may be deemed to indirectly beneficially own the Shares reported herein directly beneficially owned by Harraden Fund, Harraden Special Op Fund, Harraden Strategic Fund, and Harraden Concentrated Fund. The address of this shareholder is 885 Third Avenue, Suite 2600B, New York, NY 10022.

(5)	According to a Schedule 13G filed on May 14, 2025, interests shown are held by (i) AQR Capital Management, LLC, a Delaware limited liability company, (ii) AQR Capital Management Holdings, LLC, a Delaware limited liability company and (iii) AQR Arbitrage, LLC, a Delaware limited liability company. AQR Capital Management, LLC is a wholly owned subsidiary of AQR Capital Management Holdings, LLC. AQR Arbitrage, LLC is deemed to be controlled by AQR Capital Management, LLC. The address of this shareholder is One Greenwich Plaza, Greenwich, Connecticut 06830.

(6)	According to a Schedule 13G/A filed on March 21, 2025, interest shown are held by Barclays PLC, a public limited company incorporated under the laws of the United Kingdom. The address of this shareholder is 1 Churchill Place, London, E14 5HP, United Kingdom.

(7)

According to a Schedule 13G filed on November 14, 2025, interests shown are held by certain funds and managed accounts to which Meteora Capital, LLC, a Delaware limited liability company (“Meteora Capital”) serves as investment manager. The managing member of Meteora Capital is a Vik Mittal. The address of this shareholder is 1200 N Federal Hwy, #200, Boca Raton FL 33432

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Related Party Loans

On March 12, 2021, the Company issued a promissory note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. On June 26, 2024, the Company and the Sponsor amended and restated such promissory note (the “Amended and Restated Formation and Regulatory Expenses Promissory Note”), increasing the amount that the Company may borrow thereunder to $600,000. The Amended and Restated Formation and Regulatory Expenses Promissory Note is non-interest bearing and payable on the earlier of the completion of the business combination or the Company’s liquidation. As of December 31, 2025 and 2024, there was $542,795 outstanding under the Amended and Restated Formation and Regulatory Expenses Promissory Note.

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

Administrative Services and Indemnification Agreement

On October 23, 2024, the Company entered into an Administrative Services and Indemnification Agreement. We agreed to pay an affiliate of the Sponsor $15,000 per month for office space and administrative services and to provide indemnification to the Sponsor from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account. For the year ended December 31, 2025, the Company incurred $180,000 in administrative services expenses under the arrangement.

Item 14. Principal Accounting Fees and Services.

The firm of WithumSmith+Brown, PC acts as our independent registered public accounting firm. The following is a summary of fees paid to WithumSmith+Brown, PC for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by WithumSmith+Brown, PC in connection with regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the years ended December 31, 2025 and 2024 and of services rendered in connection with our Initial Public Offering, amounted to $94,640 and $82,680, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the years ended December 31, 2025 and 2024, we did not pay WithumSmith+Brown, PC any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the years ended December 31, 2025 and 2024, we did not pay WithumSmith+Brown, PC any tax fees.

All Other Fees. All other fees consist of fees billed for all other services. During the years ended December 31, 2025 and 2024, we did not pay WithumSmith+Brown, PC any other fees.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description
1.1	Underwriting Agreement, dated October 23, 2024, by and among the Company and UBS Securities LLC and Jefferies LLC as representatives of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-42385, filed with the Securities and Exchange Commission on October 25, 2024).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-42385, filed with the Securities and Exchange Commission on October 25, 2024).
4.1	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-282268), filed with the Securities and Exchange Commission on September 20, 2024).
4.2	Specimen Eagle Share Right Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-282268), filed with the Securities and Exchange Commission on October 9, 2024).
4.3	Specimen Unit Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-282268), filed with the Securities and Exchange Commission on October 9, 2024).
4.4	Rights Agreement, dated October 23, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-42385, filed with the Securities and Exchange Commission on October 25, 2024).
4.5*	Description of Registrant’s Securities.
10.1	Letter Agreement, dated October 23, 2024 , by and among the Company, its executive officers, its directors and Eagle Equity Partners IV, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42385, filed with the Securities and Exchange Commission on October 25, 2024).

10.2	Investment Management Trust Agreement, dated October 23, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-42385, filed with the Securities and Exchange Commission on October 25, 2024).
10.3	Registration Rights Agreement, dated October 23, 2024, by and among the Company, Eagle Equity Partners IV, LLC and the Holders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-42385, filed with the Securities and Exchange Commission on October 25, 2024).
10.4	Private Placement Shares Purchase Agreement, dated October 23, 2024, by and between the Company and Eagle Equity Partners IV, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-42385, filed with the Securities and Exchange Commission on October 25, 2024).
10.5	Administrative Services and Indemnification Agreement, dated October 23, 2024, by and between the Company, Eagle Equity Partners IV, LLC and an affiliate of Eagle Equity Partners IV, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-42385, filed with the Securities and Exchange Commission on October 25, 2024).
10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-282268, filed with the Securities and Exchange Commission on September 20, 2024).
10.7	Amended and Restated Formation and Regulatory Expenses Promissory Note issued to Eagle Equity Partners IV, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-282268, filed with the Securities and Exchange Commission on September 20, 2024).
10.8	Initial Public Offering Promissory Note issued to Eagle Equity Partners IV, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-282268, filed with the Securities and Exchange Commission on September 20, 2024).
10.9	Securities Subscription Agreement between the Company and Eagle Equity Partners IV, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-282268, filed with the Securities and Exchange Commission on September 20, 2024).
14	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 (File No. 333-282268, filed with the Securities and Exchange Commission on September 20, 2024).
24	Power of Attorney (included on signature page of this report).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1*	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1. (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 001-42385, filed with the Securities and Exchange Commission on March 28, 2025)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File. (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2026	Bold Eagle Acquisition Corp.

	By:	/s/ Eli Baker
		Name:	Eli Baker
		Title:	Chief Executive Officer and Director

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

/s/ Eli Baker	Chief Executive Officer and Director	March 23, 2026
Eli Baker	(Principal Executive Officer)

/s/ Ryan O’Connor	Chief Financial Officer	March 23, 2026
Ryan O’Connor	(Principal Financial and Accounting Officer)

/s/ Harry E. Sloan	Co-Chairman	March 23, 2026
Harry E. Sloan

/s/ Jeff Sagansky	Co-Chairman	March 23, 2026
Jeff Sagansky

/s/ Diarmuid Cummins	Director	March 23, 2026
Diarmuid Cummins

/s/ Amy Gershkoff Bolles	Director	March 23, 2026
Amy Gershkoff Bolles

/s/ Jason Park	Director	March 23, 2026
Jason Park

/s/ Anna Marie Wagner	Director	March 23, 2026
Anna Marie Wagner

/s/ Simon Watson	Director	March 23, 2026
Simon Watson

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Bold Eagle Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bold Eagle Acquisition Corp. (the “Company”) as of December 31, 2025 and 2024, the related statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by October 25, 2026, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York

March 20, 2026

PCAOB ID Number 100

BOLD EAGLE ACQUISITION CORP.

Balance SheetS

	December 31,	December 31,
	2025	2024

ASSETS:
Current assets:
Cash	$192,592	$183,491
Prepaid expenses	119,710	176,487
Total current assets	312,302	359,978

Prepaid expenses - non-current	447,113	562,849
Investments held in Trust Account	269,835,824	260,033,862
Total assets	$270,595,239	$260,956,689

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT:

Current liabilities:
Accounts payable	$34,857	$62,055
Accrued expenses	153,851	38,679
Insurance loan payable	-	213,991
Total current liabilities	188,708	314,725

Promissory note - related party	542,975	542,975
Deferred underwriting commissions	9,030,000	9,030,000
Total liabilities	$9,761,683	$9,887,700

Commitments and contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 25,800,000 shares at $10.35 and $10.04 per share redemption value as of December 31, 2025 and December 31, 2024, respectively	268,735,824	258,933,862

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of December 31, 2025 and December 31, 2024	-	-

Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 358,000 shares issued and outstanding (excluding 25,800,000 shares subject to possible redemption) as of December 31, 2025 and December 31, 2024	36	36
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 5,160,000 shares issued and outstanding as of December 31, 2025 and December 31, 2024	516	516
Additional paid-in capital	-	-
Accumulated deficit	(7,902,820)	(7,865,425)
Total shareholders’ deficit	(7,902,268)	(7,864,873)
Total liabilities, Class A Ordinary shares subject to possible redemption and shareholders’ deficit	$270,595,239	$260,956,689

The accompanying notes are an integral part of these financial statements.

BOLD EAGLE ACQUISITION CORP.

StatementS of Operations

	For the Years Ended
	December 31,	December 31,
	2025	2024

General and administrative expenses	$1,037,395	$253,368
Loss from operations	(1,037,395)	(253,368)

Other income:
Cancellation of indebtedness	-	26,534
Change in fair value of Over-Allotment Option Liability	-	236,900
Interest earned on investments held in Trust Account	10,801,962	2,033,862
Total other income	10,801,962	2,297,296
Net income	$9,764,567	$2,043,928

Weighted average outstanding share, Class A redeemable ordinary shares, basic and diluted	25,800,000	4,695,082
Basic and fully diluted net income per Class A redeemable ordinary shares	$0.31	$0.21

Weighted average outstanding share, Class A and B non-redeemable ordinary shares, basic and diluted (1)	5,518,000	5,075,585
Basic and fully diluted net income per Class A and Class B non-redeemable ordinary shares	$0.31	$0.21

(1)	Shares and associated amounts for 2024 have been retroactively adjusted to reflect the surrender of 50,312,500 shares in a recapitalization on June 25, 2024 and exclude an aggregate of up to 937,500 shares that were subject to forfeiture if the over-allotment was not exercised in full or in part by the underwriters. On December 9, 2024, in connection with the partial exercise of the Over-Allotment Option, the Sponsor forfeited 2,027,500 Class B ordinary shares, resulting in the Sponsor holding an aggregate of 5,160,000 Class B ordinary shares (see Note 5).

The accompanying notes are an integral part of these financial statements.

BOLD EAGLE ACQUISITION CORP.

StatementS of Changes in SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	358,000	$36	5,160,000	$516	$-	$(7,865,425)	$(7,864,873)
Accretion for Class A ordinary shares to redemption amount	-	-	-	-	-	(9,801,962)	(9,801,962)
Net income	-	-	-	-	-	9,764,567	9,764,567
Balance, December 31, 2025	358,000	$36	5,160,000	$516	$-	$(7,902,820)	$(7,902,268)

FOR THE YEAR ENDED DECEMBER 31, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023(1)	-	$-	7,187,500	$719	$24,281	$(59,715)	$(34,715)
Forfeiture of Class B shares upon partial exercise of over-allotment	-		(2,027,500)	(203)	203	-	-
Sale of 358,000 Private Placement Class A Shares	358,000	36	-	-	3,579,964	-	3,580,000
Fair value of Rights at issuance	-	-	-	-	6,966,000	-	6,966,000
Allocated value of transaction costs to Private Placement Shares	-	-	-	-	(168,110)	-	(168,110)
Allocated value of transaction costs to Rights	-	-	-	-	(327,112)	-	(327,112)
Partial exercise of Over-Allotment Option	-	-	-	-	-	61,600	61,600
Accretion for Class A ordinary shares to redemption amount	-	-	-	-	(10,075,226)	(9,911,238)	(19,986,464)
Net income	-	-	-	-	-	2,043,928	2,043,928
Balance, December 31, 2024	358,000	$36	5,160,000	$516	$-	$(7,865,425)	$(7,864,873)

(1)	Shares and the associated amount have been retroactively adjusted to reflect the surrender of 50,312,500 Class B ordinary shares in a share recapitalization on June 24, 2024 (see Note 5).

The accompanying notes are an integral part of these financial statements.

BOLD EAGLE ACQUISITION CORP.

StatementS of Cash Flows

	For the Years Ended
	December 31,	December 31,
	2025	2024

Cash Flows from Operating Activities:
Net income	$9,764,567	$2,043,928
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in Trust Account	(10,801,962)	(2,033,862)
Cancellation of indebtedness	-	(26,534)
Change in fair value of Over-Allotment Option Liability	-	(236,900)
Changes in operating assets and liabilities:
Prepaid expenses	172,513	-
Accounts payable	(27,198)	(78,233)
Accrued expenses	115,172	62,055
Net cash used in operating activities	(776,908)	(269,546)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	-	(258,000,000)
Cash withdrawn from Trust Account for working capital	1,000,000	-
Net cash provided by (used in) investing activities	1,000,000	(258,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	-	255,420,000
Proceeds from sale of Private Placements of Class A Shares	-	3,580,000
Payment of offering costs	-	(466,463)
Repayment of promissory note - related party IPO	-	(80,500)
Payment of insurance loan payable	(213,991)	-
Net cash provided by (used in) financing activities	(213,991)	258,453,037

Net change in cash	9,101	183,491
Cash at beginning of the period	183,491	-
Cash at end of the period	$192,592	$183,491

Supplemental disclosure of noncash investing and financing activities:
Prepaid expenses paid by insurance financing payable	$-	$213,991
Deferred offering costs included in accrued expenses	$-	$38,679
Deferred offering costs paid through Promissory Note - IPO Related Party	$-	$80,500
Deferred offering costs paid through prepaid expenses	$-	$87,682
Deferred underwriting fee payable	$-	$9,030,000

The accompanying notes are an integral part of these financial statements.

BOLD EAGLE ACQUISITION CORP.

Notes to Financial Statements
December 31, 2025

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from February 22, 2021 (inception) through December 31, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and the Company’s search for a business combination, which is described below. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Capital Resources

As of December 31, 2025, the Company had $192,592 in cash, and a working capital of $123,594. The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), loan proceeds from the Sponsor of up to $600,000 under the Amended and Restated Formation and Regulatory Expenses Promissory Note (as defined in Note 5) and up to $400,000 under the Initial Public Offering Promissory Note (as defined in Note 5). As of December 31, 2025, there was $542,975 outstanding under the Amended and Restated Formation and Regulatory Expenses Promissory Note. On October 25, 2024, the Initial Public Offering Promissory Note was repaid in full. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the private placement held outside of the Trust Account, including $1,290,000 of reimbursements from the underwriters for certain expenses and fees. Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, paying stock exchange listing fees, paying amounts due under the Administrative Services and Indemnification Agreement (as defined in Note 5), paying director and officer liability insurance premiums, paying legal and other service providers, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination. On April 8, 2025 and August 21, 2025, the Company withdrew $500,000 and $500,000, respectively, of interest earned on funds held in the Trust Account for working capital requirements. As of December 31, 2025, the Company had $1,000,000 in remaining interest earned on funds held in the Trust Account available to be withdrawn for working capital requirements in its second year following the Initial Public Offering.

The Company is a special purpose acquisition company and must complete its initial Business Combination by October 25, 2026. Although the Company plans to complete its initial Business Combination before such date, there can be no assurance that the Company will be able to do so by such date. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASC”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that because such mandatory liquidation date is less than 12 months away, there is substantial doubt that the Company will operate as a going concern.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $192,592 and $183,491 in cash as of December 31, 2025 and 2024, respectively. The Company did not have any cash equivalents as of December 31, 2025 and 2024.

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

As of December 31, 2025 and 2024, the Company held $269,835,824 and $260,033,862 in the Trust Account, respectively, all of which was held in a money market fund.

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

Class A Ordinary Shares Subject To Possible Redemption

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

As of December 31, 2025 and 2024, the amounts of redeemable Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

Gross proceeds	$258,000,000
Less:
Proceeds allocated to Eagle Share Rights	(6,966,000)
Proceeds allocated to the Over-Allotment Option	(298,500)
Class A ordinary shares issuance costs	(11,788,102)
Plus:
Adjust carrying value to redemption value	19,986,464
Class A ordinary shares subject to possible redemption, December 31, 2024	258,933,862
Plus:
Adjust carrying value to redemption value	9,801,962
Class A ordinary shares subject to possible redemption, December 31, 2025	$268,735,824

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

	For The Year Ended		For The Year Ended
	December 31, 2025		December 31, 2024
	Class A	Class A and B, non - redeemable	Class A	Class A and B, non - redeemable
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$8,044,123	$1,720,444	$982,165	$1,061,763
Denominator:
Basic and diluted weighted average shares outstanding	25,800,000	5,518,000	4,695,082	5,075,585
Basic and diluted net income per ordinary share	$0.31	$0.31	$0.21	$0.21

Recently Issued Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): “Improvements to Reportable Segment Disclosures.” The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The enhancements under this update require disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss, require disclosure of other segment items by reportable segment and a description of the composition of other segment items, require annual disclosures under ASC 280 to be provided in interim periods, clarify use of more than one measure of segment profit or loss by the CODM, require that the title of the CODM be disclosed with an explanation of how the CODM uses the reported measures of segment profit or loss to make decisions, and require that entities with a single reportable segment provide all disclosures required by this update and required under ASC 280. The Company adopted ASU 2023-07 for the annual period ending December 31, 2024 (see Note 10).

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

Promissory Note - Related Party

On March 12, 2021, the Company issued a promissory note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. On June 26, 2024, the Company and the Sponsor amended and restated such promissory note (the “Amended and Restated Formation and Regulatory Expenses Promissory Note”), increasing the amount that the Company may borrow thereunder to $600,000. The Amended and Restated Formation and Regulatory Expenses Promissory Note is non-interest bearing and payable on the earlier of the completion of the business combination or the Company’s liquidation. As of December 31, 2025 and 2024, respectively, there was $542,975 and $542,975 outstanding under the Amended and Restated Formation and Regulatory Expenses Promissory Note.

On June 26, 2024, the Company issued a second promissory note (the “Initial Public Offering Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $400,000. The Initial Public Offering Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2024 or (ii) the completion of the Initial Public Offering. As of December 31, 2025 and 2024, there was no amount outstanding under the Initial Public Offering Promissory Note as it was repaid in full on October 25, 2024.

Administrative Services and Indemnification Agreement

The Company entered into an agreement (the “Administrative Services and Indemnification Agreement”) commencing October 23, 2024 through the earlier of the Company’s consummation of a business combination and its liquidation to pay an affiliate of the Sponsor $15,000 per month for office space and administrative services and provide indemnification to the Sponsor from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account. For the years ended December 31, 2025 and 2024, respectively, the Company incurred expenses of $180,000 and $30,000 for services under this agreement, which were included in the general and administrative expenses on the accompanying statements of operations. As of December 31, 2025 and 2024, $13,413 and $30,000, respectively is included in accounts payable and accrued expenses in the accompanying balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. There have been no borrowings under this arrangement to date. Such Working Capital Loans may be convertible into Private Placement Shares of the post-business combination entity at a price of $10.00 per share at the option of the lender. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. There were no Working Capital Loans outstanding at December 31, 2025 and 2024.

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

Note 7—Trust Account

A total of $258,000,000, which includes $250,000,000 of the net proceeds from the Public Offering and $8,000,000 from the sale of the Over-Allotment Option Units and the additional Private Placement Shares has been placed in the Trust Account. As of December 31, 2025 and 2024, investment securities in the Company’s Trust Account consisted of $269,835,824 and $260,033,862, respectively, in a money market fund that invests in U.S. government securities.

Since all of the Company’s permitted investments consist of money market funds, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets.

Note 8—Shareholder’s Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2025 and 2024, there were 358,000 Class A ordinary shares issued and outstanding, which are comprised of the Private Placement Shares, excluding 25,800,000 Class A ordinary shares subject to possible redemption, which are comprised of the public shares and include the public shares included in the Over-Allotment Option Units.

Class B Ordinary Shares - The Company is authorized to issue 80,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2025 and 2024, there were 5,160,000 Class B ordinary shares issued and outstanding, net of 2,027,500 Class B ordinary shares that were forfeited by the Sponsor in connection with the closing of the Over-Allotment Option.

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

Eagle Share Rights - Except in cases where the Company is not the surviving company in a business combination, each holder of an Eagle Share Right will automatically receive one twentieth (1/20) of one Class A ordinary share upon consummation of a business combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the business combination, each holder of an Eagle Share Right will be required to affirmatively convert his, her or its rights in order to receive the one twentieth (1/20) of one Class A ordinary share underlying each Eagle Share Right upon consummation of the business combination. If the Company is unable to complete a business combination within the required time period and the Company will redeem the public shares for the funds held in the Trust Account, holders of Eagle Share Rights will not receive any of such funds for their Eagle Share Rights and the Eagle Share Rights will expire worthless. As of December 31, 2025 and 2024, respectively , there were 25,800,000 Eagle Share Rights issued and outstanding.

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

The Company did not have any liabilities that were measured at fair value on December 31, 2025 and 2024.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on October 25, 2024, December 31, 2024, and December 31, 2025. It also outlines indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	Quoted Prices in Active Markets
Money market fund as of December 31, 2025	1	$269,835,824
Money market fund as of December 31, 2024	1	$260,033,862

	Level	October 25, 2024
Over-allotment option liability	3	$298,500

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

Note 10—Segment Reporting

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

	December 31, 2025	December 31, 2024
Trust Account	$269,835,824	$260,033,862
Cash	$192,592	$183,491

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
General and administrative expenses	$1,037,395	$253,368
Interest earned on the Trust Account	$10,801,962	$2,033,862

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

Note 11—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than the following, that have occurred that would require adjustments to the disclosures in the financial statements.

On March 17, 2026, the Company withdrew $500,000 of interest earned on funds held in the Trust Account for working capital requirements.