Form 10-Q
period 2026-03-31
Bold Eagle Acquisition Corp.
filed 2026-05-15
CIK 1852207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 15, 2026, there were 26,158,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 5,160,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

BOLD EAGLE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

Part I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

BOLD EAGLE ACQUISITION CORP.
BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS:
Current assets:
Cash	$521,352	$192,592
Prepaid expenses	143,946	119,710
Total current assets	665,298	312,302

Prepaid expenses - non-current	447,113	447,113
Investments held in Trust Account	271,707,742	269,835,824
Total assets	$272,820,153	$270,595,239

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT:

Current liabilities:
Accounts payable	$39,602	$34,857
Accrued expenses	200,296	153,851
Total current liabilities	239,898	188,708

Promissory note - related party	542,975	542,975
Deferred underwriting commissions	9,030,000	9,030,000
Total liabilities	$9,812,873.00	$9,761,683.00

Commitments and contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 25,800,000 shares at $10.51 and $10.42 per share redemption value as of March 31, 2026 and December 31, 2025, respectively	271,107,742	268,735,824

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 358,000 shares issued and outstanding (excluding 25,800,000 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	36	36
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 5,160,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	516	516
Additional paid-in capital	-	-
Accumulated deficit	(8,101,014)	(7,902,820)
Total shareholders’ deficit	(8,100,462)	(7,902,268)
Total liabilities, Class A Ordinary shares subject to possible redemption and shareholders’ deficit	$272,820,153	$270,595,239

The accompanying notes are an integral part of these financial statements.

BOLD EAGLE ACQUISITION CORP.
UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,	March 31,
	2026	2025

General and administrative expenses	$198,194	$268,126
Loss from operations	(198,194)	(268,126)

Other income:
Interest earned on investments held in Trust Account	2,371,918	2,722,984
Total other income	2,371,918	2,722,984
Net income	$2,173,724	$2,454,858

Weighted average outstanding shares, Class A redeemable ordinary shares, basic and diluted	25,800,000	25,800,000
Basic and fully diluted net income per Class A redeemable ordinary shares	$0.07	$0.08

Weighted average outstanding shares, Class A and B non-redeemable ordinary shares, basic and diluted	5,518,000	5,518,000
Basic and fully diluted net income per Class A and Class B non-redeemable ordinary shares	$0.07	$0.08

The accompanying notes are an integral part of these financial statements.

BOLD EAGLE ACQUISITION CORP.
UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2025	358,000	$36	5,160,000	$516	$-	$(7,902,820)	$(7,902,268)
Accretion of Class A ordinary shares subject to redemption amount	-	-	-	-	-	(2,371,918)	(2,371,918)
Net income	-	-	-	-	-	2,173,724	2,173,724
Balance, March 31, 2026	358,000	$36	5,160,000	$516	$-	$(8,101,014)	$(8,100,462)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	358,000	$36	5,160,000	$516	$-	$(7,865,425)	$(7,864,873)
Accretion of Class A ordinary shares subject to redemption amount	-	-	-	-	-	(2,722,983)	(2,722,983)
Net income	-	-	-	-	-	2,454,858	2,454,858
Balance, March 31, 2025	358,000	$36	5,160,000	$516	$-	$(8,133,550)	$(8,132,998)

The accompanying notes are an integral part of these financial statements.

BOLD EAGLE ACQUISITION CORP.
UNAUDITED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,	March 31,
	2026	2025

Cash Flows from Operating Activities:
Net income	$2,173,724	$2,454,858
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in Trust Account	(2,371,918)	(2,722,984)
Changes in operating assets and liabilities:
Prepaid expenses	(24,236)	76,601
Accounts payable	4,745	92,506
Accrued expenses	46,445	642
Net cash used in operating activities	(171,240)	(98,377)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for working capital	500,000	-
Net cash provided by investing activities	500,000	-

Cash Flows from Financing Activities:
Payment of insurance loan payable	-	(69,760)
Net cash used in financing activities	-	(69,760)

Net change in cash	328,760	(168,137)
Cash at beginning of the period	192,592	183,491
Cash at end of the period	$521,352	$15,354

Supplemental disclosure of noncash investing and financing activities:
Prepaid expenses included in accounts payable	$-	$85,000
Deferred underwriting fee payable	$-	$9,030,000

The accompanying notes are an integral part of these financial statements.

BOLD EAGLE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2026
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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from February 22, 2021 (inception) through March 31, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and the Company’s search for a Business Combination, which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Capital Resources

As of March 31, 2026, the Company had $521,352 in cash, and working capital of $425,400. The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), loan proceeds from the Sponsor of up to $600,000 under the Amended and Restated Formation and Regulatory Expenses Promissory Note (as defined in Note 5) and up to $400,000 under the Initial Public Offering Promissory Note (as defined in Note 5). As of March 31, 2026, there was $542,975 outstanding under the Amended and Restated Formation and Regulatory Expenses Promissory Note. On October 25, 2024, the Initial Public Offering Promissory Note was repaid in full. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account, including $1,290,000 of reimbursements from the underwriters for certain expenses and fees. Further, the Company is permitted to withdraw interest earned on the funds held in the Trust Account to fund working capital requirements, subject to an annual limitation of $1,000,000, and to fund taxes payable. Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or 12 months from the issuance of these financial statements. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, paying stock exchange listing fees, paying amounts due under the Administrative Services and Indemnification Agreement (as defined in Note 5), paying director and officer liability insurance premiums, paying legal and other service providers, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. On April 8, 2025 and August 21, 2025, the Company withdrew $500,000 and $500,000, respectively, of interest earned on funds held in the Trust Account for working capital requirements. Beginning on October 25, 2025, the commencement of the second year following the Initial Public Offering, the Company may withdraw up to an additional $1,000,000 in interest earned on the funds held in the Trust Account for working capital requirements. As of March 31, 2026, the Company had $500,000 in remaining interest earned on funds held in the Trust Account available to be withdrawn for working capital requirements in its second year following the Initial Public Offering.

The Company is a special purpose acquisition company and must complete its initial Business Combination by October 25, 2026. Although the Company plans to complete its initial Business Combination before such date, there can be no assurance that the Company will be able to do so by such date. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that because such mandatory liquidation date is less than 12 months away from the date of issuance of the financial statements, there is substantial doubt that the Company will operate as a going concern.

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

Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 23, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $521,352 and $192,592 in cash as of March 31, 2026 and December 31, 2025, respectively. The Company did not have any cash equivalents as of March 31, 2026 or December 31, 2025, other than as described below with respect to Investments Held in the Trust Account.

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

As of March 31, 2026 and December 31, 2025, the Company held $271,707,742 and $269,835,824, respectively, in the Trust Account, all of which was held in a money market fund.

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

As of March 31, 2026 and December 31, 2025, the amounts of redeemable Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

Gross proceeds	$258,000,000
Less:
Proceeds allocated to Eagle Share Rights	(6,966,000)
Proceeds allocated to the Over-Allotment Option	(298,500)
Class A ordinary shares issuance costs	(11,788,102)
Plus:
Adjust carrying value to redemption value	29,788,426
Class A ordinary shares subject to possible redemption, December 31, 2025	268,735,824
Plus:
Adjust carrying value to redemption value	2,371,918
Class A ordinary shares subject to possible redemption, March 31, 2026	$271,107,742

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of March 31, 2026 and 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares, and then share in the earnings of the Company. As a result, diluted net income per share is the same as basic net income per share for the periods presented.

	For The Three Months Ended		For The Three Months Ended
	March 31, 2026		March 31, 2025
	Class A	Class A and B, non-redeemable	Class A	Class A and B, non-redeemable
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$1,790,730	$382,994	$2,022,330	$432,528
Denominator:
Basic and diluted weighted average shares outstanding	25,800,000	5,518,000	25,800,000	5,518,000
Basic and diluted net income per ordinary share	$0.07	$0.07	$0.08	$0.08

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

Promissory Note - Related Party

On March 12, 2021, the Company issued a promissory note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. On June 26, 2024, the Company and the Sponsor amended and restated such promissory note (the “Amended and Restated Formation and Regulatory Expenses Promissory Note”), increasing the amount that the Company may borrow thereunder to $600,000. The Amended and Restated Formation and Regulatory Expenses Promissory Note is non-interest bearing and payable on the earlier of the completion of the Business Combination or the Company’s liquidation. As of March 31, 2026 and December 31, 2025, there was $542,975 outstanding under the Amended and Restated Formation and Regulatory Expenses Promissory Note.

On June 26, 2024, the Company issued a second promissory note (the “Initial Public Offering Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $400,000. The Initial Public Offering Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2024 or (ii) the completion of the Initial Public Offering. As of March 31, 2026 and December 31, 2025, there was no amount outstanding under the Initial Public Offering Promissory Note as it was repaid in full on October 25, 2024.

Administrative Services and Indemnification Agreement

The Company entered into an agreement (the “Administrative Services and Indemnification Agreement”) commencing October 23, 2024 through the earlier of the Company’s consummation of a Business Combination and its liquidation to pay an affiliate of the Sponsor $15,000 per month for office space and administrative services and provide indemnification to the Sponsor from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account. For the three months ended March 31, 2026 and 2025, the Company incurred expenses of $45,000 and $45,000, respectively for services under this agreement, which were included in the general and administrative expenses on the accompanying statements of operations. As of March 31, 2026 and December 31, 2025, $30,671 and $0, respectively, is included in accounts payable in the accompanying balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. There have been no borrowings under this arrangement to date. Such Working Capital Loans may be convertible into Private Placement Shares of the post-Business Combination entity at a price of $10.00 per share at the option of the lender. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. There were no Working Capital Loans outstanding as of March 31, 2026 and December 31, 2025.

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

Note 7 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2026 and December 31, 2025, there were 358,000 Class A ordinary shares issued and outstanding, which are comprised of the Private Placement Shares, excluding 25,800,000 Class A ordinary shares subject to possible redemption, which are comprised of the Public Shares and include the Public Shares included in the Over-Allotment Option Units.

Class B Ordinary Shares - The Company is authorized to issue 80,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2026 and December 31, 2025, there were 5,160,000 Class B ordinary shares issued and outstanding.

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

Eagle Share Rights - Except in cases where the Company is not the surviving company in a Business Combination, each holder of an Eagle Share Right will automatically receive one twentieth (1/20) of one Class A ordinary share upon consummation of a Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the Business Combination, each holder of an Eagle Share Right will be required to affirmatively convert his, her or its rights in order to receive the one twentieth (1/20) of one Class A ordinary share underlying each Eagle Share Right upon consummation of the Business Combination. If the Company is unable to complete a Business Combination within the required time period and the Company will redeem the public shares for the funds held in the Trust Account, holders of Eagle Share Rights will not receive any of such funds for their Eagle Share Rights and the Eagle Share Rights will expire worthless. As of March 31, 2026 and December 31, 2025, there were 25,800,000 Eagle Share Rights issued and outstanding.

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

The Company did not have any liabilities that were measured at fair value on March 31, 2026 and December 31, 2025.

The following table presents information about the Company’s assets that are measured as fair value on March 31, 2026 and December 31, 2025. It also outlines the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level	Quoted Prices in Active Markets
Money market fund as of March 31, 2026	1	$271,707,742
Money market fund as of December 31, 2025	1	$269,835,824

Note 9 - Segment Information

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

	March 31,	December 31,
	2026	2025
Trust Account	$271,707,742	$269,835,824
Cash	$521,352	$192,592

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2026	March 31, 2025
General and administrative expenses	$198,194	$268,126
Interest earned on the Trust Account	$2,371,918	$2,722,984

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

As indicated in the accompanying financial statements, at March 31, 2026, we had an unrestricted cash balance of $521,352 as well as investments held in the Trust Account of $271,707,742. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

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

For the three months ended March 31, 2026 and 2025, we had a net income of $2,173,724 and $2,454,858, respectively, a loss from operations of $198,194 and $268,126, respectively, comprised of general and administrative expenses, and non-operating income of $2,371,918 and $2,722,984, respectively, comprised of interest earned on the Trust Account.

Through March 31, 2026, our efforts have been limited to organizational activities, activities relating to the Initial Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. As of March 31, 2026, $271,707,742 was held in the Trust Account (including up to $9,030,000 of deferred underwriting commissions). We had cash held outside of the Trust Account of $521,352 and $239,898 in accounts payable and accrued expenses.

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

As of March 31, 2026, $271,707,742 was held in the Trust Account (including up to $9,030,000 of deferred underwriting commissions). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest for permitted withdrawals. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account, plus permitted withdrawals, will be sufficient to pay our income taxes, if any, and our working capital requirements. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Administrative Services and Indemnification Agreement

On October 23, 2024, the Company entered into an Administrative Services and Indemnification Agreement. We agreed to pay an affiliate of the Sponsor $15,000 per month for office space and administrative services and to provide indemnification to the Sponsor from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account. For the three months ended March 31, 2026 and 2025, the Company incurred $45,000 and $45,000, respectively, for services under this agreement, which were included in the general and administrative expenses on the accompanying statements of operations. As of March 31, 2026 and December 31, 2025, $30,671 and $0, respectively, is included in accounts payable and accrued expenses in the accompanying balance sheets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

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

Our management, with the participation of our Certifying Officers, assessed the effectiveness of our internal control over financial reporting as of March 31, 2026, using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of March 31, 2026.

This Quarterly Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 23, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K filed with the SEC on March 23, 2026. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

BOLD EAGLE ACQUISITION CORP.

Date: May 15, 2026	/s/ Eli Baker
	Name:	Eli Baker
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Ryan O’Connor
	Name:	Ryan O’Connor
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)