Form 10-Q
period 2026-06-30
Bold Eagle Acquisition Corp.
filed 2026-08-14
CIK 1852207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, there were 26,158,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 5,160,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

BOLD EAGLE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

Part I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

BOLD EAGLE ACQUISITION CORP.
BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2026	2025
ASSETS:
Current assets:
Cash	$311,166	$192,592
Prepaid expenses	87,156	119,710
Total current assets	398,322	312,302

Prepaid expenses - non-current	447,113	447,113
Investments held in Trust Account	274,112,743	269,835,824
Total assets	$274,958,178	$270,595,239

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT:

Current liabilities:
Accounts payable	$16,116	$34,857
Accrued expenses	1,352,677	153,851
Total current liabilities	1,368,793	188,708

Promissory note - related party	542,975	542,975
Deferred underwriting commissions	9,030,000	9,030,000
Total liabilities	10,941,768	9,761,683

Commitments and contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 25,800,000 shares at $10.60 and $10.42 per share redemption value as of June 30, 2026 and December 31, 2025, respectively	273,512,743	268,735,824

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 358,000 shares issued and outstanding (excluding 25,800,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	36	36
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 5,160,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	516	516
Additional paid-in capital	-	-
Accumulated deficit	(9,496,885)	(7,902,820)
Total shareholders’ deficit	(9,496,333)	(7,902,268)
Total liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$274,958,178	$270,595,239

The accompanying notes are an integral part of these financial statements.

BOLD EAGLE ACQUISITION CORP.
UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

General and administrative expenses	$1,395,871	$186,011	$1,594,065	$454,138
Loss from operations	(1,395,871)	(186,011)	(1,594,065)	(454,138)

Other income:
Interest earned on investments held in Trust Account	2,405,001	2,734,603	4,776,919	5,457,587
Total other income	2,405,001	2,734,603	4,776,919	5,457,587
Net income	$1,009,130	$2,548,592	$3,182,854	$5,003,449

Weighted average outstanding share, Class A redeemable ordinary shares, basic and diluted	25,800,000	25,800,000	25,800,000	25,800,000
Basic and fully diluted net income per Class A redeemable ordinary shares	$0.03	$0.08	$0.10	$0.16

Weighted average outstanding share, Class A and B non-redeemable ordinary shares, basic and diluted	5,518,000	5,518,000	5,518,000	5,518,000
Basic and fully diluted net income per Class A and Class B non-redeemable ordinary shares	$0.03	$0.08	$0.10	$0.16

The accompanying notes are an integral part of these financial statements.

BOLD EAGLE ACQUISITION CORP.
UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2025	358,000	$36	5,160,000	$516	$-	$(7,902,820)	$(7,902,268)
Accretion for Class A ordinary shares to redemption amount	-	-	-	-	-	(2,371,918)	(2,371,918)
Net income	-	-	-	-	-	2,173,724	2,173,724
Balance, March 31, 2026 (unaudited)	358,000	$36	5,160,000	$516	$-	$(8,101,014)	$(8,100,462)
Accretion for Class A ordinary shares to redemption amount	-	-	-	-	-	(2,405,001)	(2,405,001)
Net income	-	-	-	-	-	1,009,130	1,009,130
Balance, June 30, 2026 (unaudited)	358,000	$36	5,160,000	$516	$-	$(9,496,885)	$(9,496,333)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	358,000	$36	5,160,000	$516	$-	$(7,865,425)	$(7,864,873)
Accretion for Class A ordinary shares to redemption amount	-	-	-	-	-	(2,722,983)	(2,722,983)
Net income	-	-	-	-	-	2,454,857	2,454,857
Balance, March 31, 2025 (unaudited)	358,000	$36	5,160,000	$516	$-	$(8,133,551)	$(8,132,999)
Accretion for Class A ordinary shares to redemption amount	-	-	-	-	-	(2,734,604)	(2,734,604)
Net income	-	-	-	-	-	2,548,592	2,548,592
Balance, June 30, 2025 (unaudited)	358,000	$36	5,160,000	$516	$-	$(8,319,563)	$(8,319,011)

The accompanying notes are an integral part of these financial statements.

BOLD EAGLE ACQUISITION CORP.
UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	For the Six Months Ended
	June 30,	June 30,
	2026	2025

Cash Flows from Operating Activities:
Net income	$3,182,854	$5,003,449
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in Trust Account	(4,776,919)	(5,457,587)
Changes in operating assets and liabilities:
Prepaid expenses	32,554	42,522
Accounts payable	(18,741)	510
Accrued expenses	1,198,826	642
Net cash used in operating activities	(381,426)	(410,464)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for working capital	500,000	500,000
Net cash provided by investing activities	500,000	500,000

Cash Flows from Financing Activities:
Payment of insurance loan payable	-	(141,079)
Net cash used in financing activities	-	(141,079)

Net change in cash	118,574	(51,543)
Cash at beginning of the period	192,592	183,491
Cash at end of the period	$311,166	$131,948

The accompanying notes are an integral part of these financial statements.

BOLD EAGLE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2026
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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from February 22, 2021 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and the Company’s search for a Business Combination, which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had $311,166 in cash, and working capital deficit of $970,471. The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), loan proceeds from the Sponsor of up to $600,000 under the Amended and Restated Formation and Regulatory Expenses Promissory Note (as defined in Note 5) and up to $400,000 under the Initial Public Offering Promissory Note (as defined in Note 5). As of June 30, 2026, there was $542,975 outstanding under the Amended and Restated Formation and Regulatory Expenses Promissory Note. On October 25, 2024, the Initial Public Offering Promissory Note was repaid in full. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account, including $1,290,000 of reimbursements from the underwriters for certain expenses and fees. Further, the Company is permitted to withdraw interest earned on the funds held in the Trust Account to fund working capital requirements, subject to an annual limitation of $1,000,000, and to fund taxes payable. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, paying stock exchange listing fees, paying amounts due under the Administrative Services and Indemnification Agreement (as defined in Note 5), paying director and officer liability insurance premiums, paying legal and other service providers, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. On April 8, 2025 and August 21, 2025, the Company withdrew $500,000 and $500,000, respectively, of interest earned on funds held in the Trust Account for working capital requirements. Beginning on October 25, 2025, the commencement of the second year following the Initial Public Offering, the Company may withdraw up to an additional $1,000,000 in interest earned on the funds held in the Trust Account for working capital requirements. On March 17, 2026, the Company withdrew $500,000 from the Trust Account to fund its working capital expenses. As of June 30, 2026, the Company had $500,000 in remaining interest earned on funds held in the Trust Account available to be withdrawn for working capital requirements in its second year following the Initial Public Offering.

The Company is a special purpose acquisition company and must complete its initial Business Combination by October 25, 2026. Although the Company plans to complete its initial Business Combination before such date, there can be no assurance that the Company will be able to do so by such date. In connection with the Company’s evaluation of its ability to continue as a going concern in accordance with FASB Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements—Going Concern,” management considered the Company’s mandatory liquidation date, which is less than 12 months from the date these financial statements are issued. As a result, management has determined that substantial doubt exists about the Company’s ability to continue as a going concern.

As of June 30, 2026, the Company had cash of $311,166 and a working capital deficit of $970,471. The Company has incurred, and expects to continue to incur, significant professional fees to maintain its status as a publicly traded company, as well as significant transaction costs associated with pursuing the consummation of a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, its board of directors will commence a voluntary liquidation and the formal dissolution of the Company. Accordingly, there can be no assurance that the Company will successfully consummate a Business Combination within the Combination Period.

As of June 30, 2026, the Company had approximately $500,000 of remaining interest earned on funds held in the Trust Account that is available to be withdrawn for working capital requirements. Although these funds provide additional liquidity to support the Company’s operations, they are not sufficient to alleviate the substantial doubt about the Company’s ability to continue as a going concern.

Accordingly, management has concluded that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting.

Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 23, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $311,166 and $192,592 in cash as of June 30, 2026 and December 31, 2025, respectively. The Company did not have any cash equivalents as of June 30, 2026 or December 31, 2025, other than as described below with respect to investments held in the Trust Account.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in interest income on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

As of June 30, 2026 and December 31, 2025, the Company held $274,112,743 and $269,835,824, respectively, in the Trust Account, all of which was held in a money market fund.

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

Derivative Financial Instruments

The Company evaluates its equity-linked financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are classified as liabilities, the derivative instrument is initially recognized at fair value with subsequent changes in fair value recognized in the statements of operations each reporting period. The classification of derivative instruments, including whether such instruments should be classified as liabilities or as equity, is evaluated at the end of each reporting period.

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

As of June 30, 2026 and December 31, 2025, the amounts of redeemable Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

Gross proceeds	$258,000,000
Less:
Proceeds allocated to Eagle Share Rights	(6,966,000)
Proceeds allocated to the Over-Allotment Option	(298,500)
Class A ordinary shares issuance costs	(11,788,102)
Plus:
Adjust carrying value to redemption value	29,788,426
Class A ordinary shares subject to possible redemption, December 31, 2025	268,735,824
Plus:
Adjust carrying value to redemption value	4,776,919
Class A ordinary shares subject to possible redemption, June 30, 2026	$273,512,743

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income per share does not consider the effect of the Eagle Share Rights issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the Eagle Share Right is contingent upon the occurrence of future events. Each holder of an Eagle Share Right will receive one-twentieth (1/20) of one Class A ordinary share upon consummation of a Business Combination. The Company will not issue fractional shares in connection with an exchange of Eagle Share Rights.

As of June 30, 2026 and December 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares, and then share in the earnings of the Company. As a result, diluted net income per share is the same as basic net income per share for the periods presented.

	For the Three Months Ended		For the Three Months Ended
	June 30, 2026		June 30, 2025
	Class A	Class A and B, non-redeemable	Class A	Class A and B, non-redeemable
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$831,329	$177,801	$2,009,549	$449,043
Denominator:
Basic and diluted weighted average shares outstanding	25,800,000	5,518,000	25,800,000	5,518,000
Basic and diluted net income per ordinary share	$0.03	$0.03	$0.08	$0.08

	For the Six Months Ended		For the Six Months Ended
	June 30, 2026		June 30, 2025
	Class A	Class A and B, non-redeemable	Class A	Class A and B, non-redeemable
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$2,622,059	$560,795	$4,121,878	$881,571
Denominator:
Basic and diluted weighted average shares outstanding	25,800,000	5,518,000	25,800,000	5,518,000
Basic and diluted net income per ordinary share	$0.10	$0.10	$0.16	$0.16

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

Note 5 - Related Party Transactions

Founder Shares

On March 23, 2021, the Sponsor paid an aggregate of $25,000 to cover certain offering and formation costs of the Company in consideration for 57,500,000 of the Company’s Class B ordinary shares (the “Founder Shares”). On June 25, 2024, the Sponsor surrendered for no consideration 50,312,500 Founder Shares, resulting in the Sponsor holding an aggregate of 7,187,500 Founder Shares. The Founder Shares include an aggregate of up to 937,500 shares subject to forfeiture by the Sponsor to the extent that the Over-Allotment Option was not exercised in full or in part, so that the number of Founder Shares will collectively represent 16.67% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering (excluding the Private Placement Shares and after taking into account the Sponsor’s forfeiture of Founder Shares in respect of the Eagle Share Rights). On December 9, 2024, in connection with the partial exercise of the Over-Allotment Option, the Sponsor forfeited 2,027,500 Founder Shares, resulting in the Sponsor holding an aggregate of 5,160,000 Founder Shares.

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

Promissory Note - Related Party

On March 12, 2021, the Company issued a promissory note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. On June 26, 2024, the Company and the Sponsor amended and restated such promissory note (the “Amended and Restated Formation and Regulatory Expenses Promissory Note”), increasing the amount that the Company may borrow thereunder to $600,000. The Amended and Restated Formation and Regulatory Expenses Promissory Note is non-interest bearing and payable on the earlier of the completion of the Business Combination or the Company’s liquidation. As of June 30, 2026 and December 31, 2025, there was $542,975 outstanding under the Amended and Restated Formation and Regulatory Expenses Promissory Note.

On June 26, 2024, the Company issued a second promissory note (the “Initial Public Offering Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $400,000. The Initial Public Offering Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2024 or (ii) the completion of the Initial Public Offering. As of June 30, 2026 and December 31, 2025, there was no amount outstanding under the Initial Public Offering Promissory Note as it was repaid in full on October 25, 2024.

Administrative Services and Indemnification Agreement

The Company entered into an agreement (the “Administrative Services and Indemnification Agreement”) commencing October 23, 2024 through the earlier of the Company’s consummation of a Business Combination and its liquidation to pay an affiliate of the Sponsor $15,000 per month for office space and administrative services and provide indemnification to the Sponsor from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account. For the three and six months ended June 30, 2026, the Company incurred expenses of $45,000 and $85,137, respectively, for services under this agreement, which were included in general and administrative expenses on the accompanying statements of operations. For the three and six months ended June 30, 2025, the Company incurred expenses of $45,000 and $90,000, respectively, for services under this agreement, which were also included in general and administrative expenses on the accompanying statements of operations. As of June 30, 2026 and December 31, 2025, $14,765 and $0, respectively, are included in accounts payable in the accompanying balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. There have been no borrowings under this arrangement to date. Such Working Capital Loans may be convertible into Private Placement Shares of the post-Business Combination entity at a price of $10.00 per share at the option of the lender. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. There were no Working Capital Loans outstanding as of June 30, 2026 and December 31, 2025.

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

Risks and Uncertainties

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

Note 7 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2026 and December 31, 2025, there were 358,000 Class A ordinary shares issued and outstanding, which are comprised of the Private Placement Shares, excluding 25,800,000 Class A ordinary shares subject to possible redemption, which are comprised of the Public Shares and include the Public Shares included in the Over-Allotment Option Units.

Class B Ordinary Shares - The Company is authorized to issue 80,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2026 and December 31, 2025, there were 5,160,000 Class B ordinary shares issued and outstanding.

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

Eagle Share Rights - Except in cases where the Company is not the surviving company in a Business Combination, each holder of an Eagle Share Right will automatically receive one-twentieth (1/20) of one Class A ordinary share upon consummation of a Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the Business Combination, each holder of an Eagle Share Right will be required to affirmatively convert his, her or its rights in order to receive the one-twentieth (1/20) of one Class A ordinary share underlying each Eagle Share Right upon consummation of the Business Combination. If the Company is unable to complete a Business Combination within the required time period and the Company will redeem the public shares for the funds held in the Trust Account, holders of Eagle Share Rights will not receive any of such funds for their Eagle Share Rights and the Eagle Share Rights will expire worthless. As of June 30, 2026 and December 31, 2025, there were 25,800,000 Eagle Share Rights issued and outstanding.

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

The Company did not have any liabilities that were measured at fair value on June 30, 2026 and December 31, 2025.

The following table presents information about the Company’s assets that are measured as fair value at June 30, 2026 and December 31, 2025. It also outlines the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Level	Quoted Prices in Active Markets
Money market fund as of June 30, 2026	1	$274,112,743
Money market fund as of December 31, 2025	1	$269,835,824

Note 9 - Segment Information

ASC Topic 280, “Segment Reporting”, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	June 30,	December 31,
	2026	2025
Investments held in Trust Account	$274,112,743	$269,835,824
Cash	$311,166	$192,592

	For the Three Months	For the Three Months
	Ended	Ended
	June 30, 2026	June 30, 2025
General and administrative expenses	$1,395,871	$186,011
Interest earned on investments held in Trust Account	$2,405,001	$2,734,603

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2026	June 30, 2025
General and administrative expenses	$1,594,065	$454,138
Interest earned on investments held in Trust Account	$4,776,919	$5,457,587

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the statements of operations and described within their respective disclosures.

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited financial statements were issued. Based upon this review, the Company did not identify any subsequent events that have occurred that would require adjustments to the disclosures in the unaudited financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward- looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward- looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on February 22, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial “Business Combination”.

We intend to effectuate our initial Business Combination using cash from the proceeds of our initial public offering (“Initial Public Offering”) and simultaneous private placement, the proceeds of the sale of our shares in connection with our initial Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing.

The issuance of additional shares in connection with a Business Combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of our public shareholders, which dilution would increase if the anti-dilution provisions in the Founder Shares (as defined below) resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Founder Shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Units, Class A ordinary shares and/or Eagle Share Rights (each as defined below).

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at June 30, 2026, we had an unrestricted cash balance of $311,166 as well as $274,112,743 of investments held in a U.S.-based trust account (the “Trust Account”) at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the Initial Public Offering and activities related to our search for an initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2026, we had a net income of $1,009,130 and $3,182,854, respectively, a loss from operations of $1,395,871 and $1,594,065, respectively, comprised of general and administrative expenses, and non-operating income of $2,405,001 and $4,776,919, respectively, comprised of interest earned on the Trust Account.

For the three and six months ended June 30, 2025, we had a net income of $2,548,592 and $5,003,449, respectively, a loss from operations of $186,011 and $454,138, respectively, comprised of general and administrative expenses, and non-operating income of $2,734,603 and $5,457,587, respectively, comprised of interest earned on the Trust Account.

Through June 30, 2026, our efforts have been limited to organizational activities, activities relating to the Initial Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. As of June 30, 2026, $274,112,743 was held in the Trust Account (including up to $9,030,000 of deferred underwriting commissions). We had cash held outside of the Trust Account of $311,166 and $1,368,793 in accounts payable and accrued expenses.

Liquidity and Capital Resources

Our liquidity needs were satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of Class B ordinary shares, par value $0.001 per share (the “Class B ordinary shares” or “Founder Shares”) to the Sponsor and up to $1,000,000 in available loans from the Sponsor.

On March 12, 2021, the Company issued a promissory note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. On June 26, 2024, the Company and the Sponsor amended and restated such promissory note (the “Amended and Restated Formation and Regulatory Expenses Promissory Note”), increasing the amount that the Company may borrow thereunder to $600,000. The Amended and Restated Formation and Regulatory Expenses Promissory Note is non-interest bearing and payable on the earlier of the completion of the Company’s initial Business Combination or the Company’s liquidation. As of June 30, 2026, there was $542,975 outstanding under the Amended and Restated Formation and Regulatory Expenses Promissory Note.

On June 26, 2024, the Company issued a promissory note to the Sponsor (the “Initial Public Offering Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $400,000. The Initial Public Offering Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2024 or (ii) the completion of the Initial Public Offering. On October 25, 2024, an aggregate of $80,500, representing the aggregate principal amount then outstanding under the Initial Public Offering Promissory Note, was repaid in full.

On October 25, 2024, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units”) at $10.00 per Unit. Each Unit consists of one of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares” or “public shares”), and one right (the “Eagle Share Rights”), with each Eagle Share Right entitling the holder to receive one twentieth (1/20) of one Class A ordinary share upon the consummation of the Company’s initial Business Combination. Simultaneously with the consummation of the Initial Public Offering, we completed the private placement of an aggregate of 350,000 Class A ordinary shares (the “Private Placement Shares”) to the Sponsor at a purchase price of $10.00 per Private Placement Share, generating gross proceeds of $3,500,000. The underwriters were given 45 days from the date of the Initial Public Offering to purchase up to 3,750,000 additional Units to cover over-allotments at the Initial Public Offering price (the “Over-Allotment Option”). On December 9, 2024, the Over-Allotment Option was exercised in part, resulting in the issuance and sale of 800,000 additional Units (the “Over-Allotment Option Units”). Simultaneously with the closing of the sale of the Over-Allotment Option Units, the Company completed the private sale of an additional 8,000 Private Placement Shares to the Sponsor at a price of $10.00 per share, generating gross proceeds to the Company of $80,000. In connection with the closing of the Over-Allotment Option, the Sponsor forfeited 2,027,500 Founder Shares, resulting in the Sponsor holding an aggregate of 5,160,000 Founder Shares.

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

As of June 30, 2026, $274,112,743 was held in the Trust Account (including up to $9,030,000 of deferred underwriting commissions). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest for permitted withdrawals. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account, plus permitted withdrawals, will be sufficient to pay our income taxes, if any, and our working capital requirements. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Going Concern

The Company is a special purpose acquisition company and must complete its initial Business Combination by October 25, 2026. Although the Company plans to complete its initial Business Combination before such date, there can be no assurance that the Company will be able to do so by such date. In connection with the Company’s evaluation of its ability to continue as a going concern in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management considered the Company’s mandatory liquidation date, which is less than 12 months from the date these financial statements are issued. As a result, management has determined that substantial doubt exists about the Company’s ability to continue as a going concern.

As of June 30, 2026, the Company had cash of $311,166 and a working capital deficit of $970,471. The Company has incurred, and expects to continue to incur, significant professional fees to maintain its status as a publicly traded company, as well as significant transaction costs associated with pursuing the consummation of a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, its board of directors will commence a voluntary liquidation and the formal dissolution of the Company. Accordingly, there can be no assurance that the Company will successfully consummate a Business Combination within the Combination Period.

As of June 30, 2026, the Company had approximately $500,000 of remaining interest earned on funds held in the Trust Account that is available to be withdrawn for working capital requirements. Although these funds provide additional liquidity to support the Company’s operations, they are not sufficient to alleviate the substantial doubt about the Company’s ability to continue as a going concern.

Accordingly, management has concluded that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Commitments and Contractual Obligations; Quarterly Results

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. No unaudited quarterly operating data is included in this Quarterly Report as we have not conducted any operations to date.

Administrative Services and Indemnification Agreement

On October 23, 2024, the Company entered into an Administrative Services and Indemnification Agreement. We agreed to pay an affiliate of the Sponsor $15,000 per month for office space and administrative services and to provide indemnification to the Sponsor from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account. For the three and six months ended June 30, 2026, the Company incurred $45,000 and $85,137, respectively, for services under this agreement, which were included in the general and administrative expenses on the accompanying statements of operations. For the three and six months ended June 30, 2025, the Company incurred $45,000 and $90,000, respectively, for services under this agreement, which were also included in the general and administrative expenses on the accompanying statements of operations. As of June 30, 2026 and December 31, 2025, $14,765 and $0, respectively, is included in accounts payable and accrued expenses in the accompanying balance sheets.

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

Registration Rights Agreement

Pursuant to a registration rights agreement entered into on October 23, 2024, the holders of the Founder Shares, Private Placement Shares and shares that may be issued upon conversion of working capital loans will be entitled to registration rights and the Company is required to register a sale of any of the securities held by them, including any other securities of the Company acquired by them prior to the consummation of a Business Combination. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

Prior to the consummation of the Initial Public Offering, on March 23, 2021, the Sponsor paid an aggregate of $25,000 to cover certain offering and formation costs of the Company in consideration for 57,500,000 of Founder Shares. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On June 25, 2024, the Sponsor surrendered for no consideration 50,312,500 Founder Shares, resulting in the Sponsor holding an aggregate of 7,187,500 Founder Shares. The Founder Shares included an aggregate of up to 937,500 shares subject to forfeiture by the Sponsor to the extent that the Over-Allotment Option was not exercised in full or in part. In addition, the Sponsor agreed to surrender to us for no consideration after the closing of the Initial Public Offering a number of Class B ordinary shares equal to the number of Class A ordinary shares underlying the Eagle Share Rights included in the Units sold in the Initial Public Offering. The Sponsor agreed to surrender 1,250,000 Founder Shares in respect of the Eagle Share Rights if the Over-Allotment Option was not exercised and agreed to surrender up to 1,437,500 Founder Shares in respect of the Eagle Share Rights if the underwriters’ Over-Allotment Option was exercised in full, leaving the Sponsor with an aggregate of 5,000,000 or 5,750,000 Founder Shares, respectively, representing 16.67% of our issued and outstanding ordinary shares immediately following the completion of the Initial Public Offering, after giving effect to the surrender to us for no consideration after the closing of the Initial Public Offering a number of Class B ordinary shares equal to the number of Class A ordinary shares underlying the Eagle Share Rights included in the Units sold in the Initial Public Offering and excluding the issuance of the Private Placement Shares. As described more fully below, the underwriters of the Initial Public Offering exercised the Over-Allotment Option in part, and the Sponsor forfeited 2,027,500 Founder Shares, resulting in the Sponsor holding an aggregate of 5,160,000 Founder Shares.

Simultaneously with the consummation of the Initial Public Offering, the Company completed the private placement of an aggregate of 350,000 Private Placement Shares to the Sponsor at a purchase price of $10.00 per Private Placement Share, generating gross proceeds of $3,500,000. Simultaneously with the closing of the sale of the Over-Allotment Option Units, the Company completed the private sale of an additional 8,000 Private Placement Shares to the Sponsor at a price of $10.00 per share, generating gross proceeds to the Company of $80,000. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On October 23, 2024, our registration statement on Form S-1 (File No. 333-282268) was declared effective by the SEC for our Initial Public Offering. On October 25, 2024, we consummated our Initial Public Offering of 25,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $250,000,000.

The underwriters had 45 days from the date of the Initial Public Offering to exercise the Over-Allotment Option and purchase up to an additional 3,750,000 Units. On December 9, 2024, the Company closed the issuance and sale of 800,000 Over-Allotment Option Units in connection with the underwriters partially exercising the Over-Allotment Option. The Over-Allotment Option Units were sold at the Initial Public Offering price of $10.00 per Unit, generating gross proceeds of $8,000,000.

Transaction costs in connection with the Initial Public Offering amounted to $12,283,324 consisting of $2,580,000 of net upfront underwriting discounts ($3,870,000 of upfront underwriting discounts less $1,290,000 reimbursement from the underwriters), $9,030,000 of deferred underwriting fees and $673,324 of other offering costs.

A total of $258,000,000, comprised of $250,000,000 of the proceeds from the Initial Public Offering and $8,000,000 of the proceeds of the sale of the Over-Allotment Option Units and the additional Private Placement Shares, was placed in the Trust Account.

There has been no material change in the planned use of proceeds from our Initial Public Offering as described in our final prospectus dated October 23, 2024, which was filed with the SEC.

As of June 30, 2026, after giving effect to our Initial Public Offering and our operations subsequent thereto, approximately $274,112,743 was held in the Trust Account, and we had approximately $311,166 of unrestricted cash available to us for our activities in connection with identifying and consummating an initial Business Combination, and for general corporate matters.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

10b5-1 Trading Arrangements.

During the quarter ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

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

BOLD EAGLE ACQUISITION CORP.

Date: August 14, 2026	/s/ Eli Baker
	Name:	Eli Baker
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Ryan O’Connor
	Name:	Ryan O’Connor
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)