Form 10-Q
period 2026-09-30
Bold Eagle Acquisition Corp.
filed 2026-11-13
CIK 1852207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 13, 2026, there were 15,920,974 Class A ordinary shares, par value $0.0001, issued and outstanding, and 1 Class B ordinary share, $0.0001 par value, issued and outstanding.

BOLD EAGLE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

Part I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

BOLD EAGLE ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2026	2025

ASSETS:
Current assets:
Cash	$726,028	$192,592
Prepaid expenses	30,368	119,710
Total current assets	756,396	312,302

Prepaid expenses - non-current	447,113	447,113
Investments held in Trust Account	276,116,954	269,835,824
Total assets	$277,320,463	$270,595,239

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT:

Current liabilities:
Accounts payable	$70,420	$34,857
Accrued expenses	3,487,700	153,851
Promissory note - related party	542,975	-
Total current liabilities	4,101,095	188,708

Promissory note - related party	-	542,975
Deferred underwriting commissions	9,030,000	9,030,000
Total liabilities	13,131,095	9,761,683

Commitments and contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 25,800,000 shares at $10.70 and $10.42 per share redemption value as of September 30, 2026 and December 31, 2025, respectively	276,016,954	268,735,824

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2026 and December 31, 2025	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 358,000 shares issued and outstanding (excluding 25,800,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	36	36
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 5,160,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025	516	516
Additional paid-in capital	-	-
Accumulated deficit	(11,828,138)	(7,902,820)
Total shareholders’ deficit	(11,827,586)	(7,902,268)
Total liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$277,320,463	$270,595,239

The accompanying notes are an integral part of these consolidated financial statements.

BOLD EAGLE ACQUISITION CORP.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025

General and administrative expenses	$2,331,253	$251,405	$3,925,318	$705,542
Loss from operations	(2,331,253)	(251,405)	(3,925,318)	(705,542)

Other income:
Interest earned on investments held in Trust Account	2,504,211	2,766,199	7,281,130	8,223,786
Total other income	2,504,211	2,766,199	7,281,130	8,223,786
Net income	$172,958	$2,514,794	$3,355,812	$7,518,244

Weighted average outstanding share, Class A redeemable ordinary shares, basic and diluted	25,800,000	25,800,000	25,800,000	25,800,000
Basic and fully diluted net income per Class A redeemable ordinary share	$0.01	$0.08	$0.11	$0.24

Weighted average outstanding share, Class A and B non-redeemable ordinary shares, basic and diluted	5,518,000	5,518,000	5,518,000	5,518,000
Basic and fully diluted net income per Class A and Class B non-redeemable ordinary share	$0.01	$0.08	$0.11	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

BOLD EAGLE ACQUISITION CORP.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2025	358,000	$36	5,160,000	$516	$-	$(7,902,820)	$(7,902,268)
Accretion for Class A ordinary shares to redemption amount	-	-	-	-	-	(2,371,918)	(2,371,918)
Net income	-	-	-	-	-	2,173,724	2,173,724
Balance, March 31, 2026 (unaudited)	358,000	$36	5,160,000	$516	$-	$(8,101,014)	$(8,100,462)
Accretion for Class A ordinary shares to redemption amount	-	-	-	-	-	(2,405,001)	(2,405,001)
Net income	-	-	-	-	-	1,009,130	1,009,130
Balance, June 30, 2026 (unaudited)	358,000	$36	5,160,000	$516	$-	$(9,496,885)	$(9,496,333)
Accretion for Class A ordinary shares to redemption amount	-	-	-	-	-	(2,504,211)	(2,504,211)
Net income	-	-	-	-	-	172,958	172,958
Balance, September 30, 2026 (unaudited)	358,000	$36	5,160,000	$516	$-	$(11,828,138)	$(11,827,586)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	358,000	$36	5,160,000	$516	$-	$(7,865,425)	$(7,864,873)
Accretion for Class A ordinary shares to redemption amount	-	-	-	-	-	(2,722,983)	(2,722,983)
Net income	-	-	-	-	-	2,454,858	2,454,858
Balance, March 31, 2025 (unaudited)	358,000	$36	5,160,000	$516	$-	$(8,133,550)	$(8,132,998)
Accretion for Class A ordinary shares to redemption amount	-	-	-	-	-	(2,734,604)	(2,734,604)
Net income	-	-	-	-	-	2,548,592	2,548,592
Balance, June 30, 2025 (unaudited)	358,000	$36	5,160,000	$516	$-	$(8,319,562)	$(8,319,010)
Accretion for Class A ordinary shares to redemption amount	-	-	-	-	-	(2,766,199)	(2,766,199)
Net income	-	-	-	-	-	2,514,794	2,514,794
Balance, September 30, 2025 (unaudited)	358,000	$36	5,160,000	$516	$-	$(8,570,967)	$(8,570,415)

The accompanying notes are an integral part of these consolidated financial statements.

BOLD EAGLE ACQUISITION CORP.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	For the Nine Months Ended
	September 30,	September 30,
	2026	2025

Cash Flows from Operating Activities:
Net income	$3,355,812	$7,518,244
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in Trust Account	(7,281,130)	(8,223,786)
Changes in operating assets and liabilities:
Prepaid expenses	89,342	84,514
Accounts payable	35,563	8,045
Accrued expenses	3,333,849	49,094
Net cash used in operating activities	(466,564)	(563,889)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for working capital	1,000,000	1,000,000
Net cash provided by investing activities	1,000,000	1,000,000

Cash Flows from Financing Activities:
Payment of insurance loan payable	-	(213,991)
Net cash used in financing activities	-	(213,991)

Net change in cash	533,436	222,120
Cash at beginning of the period	192,592	183,491
Cash at end of the period	$726,028	$405,611

The accompanying notes are an integral part of these consolidated financial statements.

BOLD EAGLE ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from February 22, 2021 (inception) through September 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and the Company’s search for a Business Combination, which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete one or more Business Combinations having an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

The Company will have within 24 months from the closing of the Initial Public Offering (or such longer period of time as may be provided in an amendment to the Amended and Restated Memorandum and Articles of Association approved by a vote of the public shareholders) (the “Completion Window”) to complete a Business Combination. If the Company is unable to complete a Business Combination within the Completion Window, the Company will as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less taxes paid or payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. See “Note 10. Subsequent Events” for discussion of an extension of the Completion Window.

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

Subsidiary

In connection with the Proposed Business Combination (as defined below) with REDL Intermediate Holdings, LLC, a Delaware limited liability company (“REDLattice”), the Company formed BEAC Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”). Merger Sub did not have any activity as of September 30, 2026, and has not engaged in any operations or generated operating revenues to date.

Proposed Business Combination

Business Combination Agreement

On September 25, 2026, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with REDLattice, Merger Sub, and, solely for the purposes of Section 6.9(e) thereof, REDL Ultimate Holdings, LP, a Delaware limited partnership (“Ultimate Holdings”). Ultimate Holdings is the direct parent of REDLattice. Pursuant to the Business Combination Agreement, on the terms and subject to the conditions thereof, (i) the Company will de-register in the Cayman Islands and transfer by way of continuation out of the Cayman Islands and into the State of Delaware, migrating to and domesticating as a Delaware corporation (the “Domestication”), and (ii) following the Domestication, Merger Sub will merge with and into REDLattice (the “Merger”, and together with the Domestication and the other transactions contemplated by the Business Combination Agreement, the “Proposed Business Combination”), with REDLattice surviving the Merger as a wholly-owned subsidiary of the Company.

Subscription Agreement

Contemporaneously with the execution of the Business Combination Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain qualified institutional buyers, institutional accredited investors, and other accredited investors (the “PIPE Investors”), pursuant to which the PIPE Investors have agreed, subject to the terms and conditions therein, to subscribe for and purchase, immediately prior to the closing of the Proposed Business Combination, (i) shares of the Company’s common stock at a purchase price equal to $10.00 per share (the “PIPE Shares”) and/or (ii) 4.00% Convertible Senior Notes due 2031 (“Convertible Notes”), for an aggregate investment amount of (x) up to $275,000,000 of Convertible Notes and (y) $60,000,000 of PIPE Shares (the transactions described in clauses (i) and (ii), collectively, the “PIPE Investment”). The common stock PIPE Investment includes participation by (i) an affiliate of AE Industrial Partners, an existing investor in REDLattice, and (ii) an affiliate of the Sponsor. PIPE Investors may assign their Subscription Agreement or their rights thereunder to certain affiliated funds or accounts without consent, or to a third-party with the prior written consent of both the Company and REDLattice.

PIPE Investors purchasing PIPE Shares may elect to satisfy their PIPE Investment by using Currently Owned Shares (as defined below) and/or Open-Market Purchase Shares (as defined below) no later than one (1) business day prior to the redemption deadline for the Company’s shareholder meeting called in connection with the Proposed Business Combination, subject to the satisfaction of certain conditions set forth in the Subscription Agreement. The use of either Currently Owned Shares and/or Open-Market Purchase Shares would reduce the number of PIPE Shares that such PIPE Investor is obligated to purchase pursuant to the Subscription Agreement on a one-for-one basis (the “Reduction Right”). “Currently Owned Shares” means Class A ordinary shares that the PIPE Investor or its affiliates beneficially own as of the date of the Subscription Agreement. “Open-Market Purchase Shares” means Class A ordinary shares purchased by the PIPE Investor or its affiliates for their own accounts pursuant to open-market transactions with third parties at a per share price less than the final per share redemption price payable to holders of Public Shares who validly redeem their shares in connection with the Proposed Business Combination.

The closing of the PIPE Investment is expected to occur immediately prior to the closing of the Proposed Business Combination, subject to the satisfaction or waiver of the conditions set forth in the Subscription Agreements.

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, on September 25, 2026, the Sponsor and members of the Company’s board of directors and management team (collectively with the Sponsor, the “Sponsor Parties”) entered into a support agreement (the “Sponsor Support Agreement”) with the Company and REDLattice, pursuant to which the Sponsor Parties agreed (i) to vote, at any meeting of the Company’s shareholders, and in any action by written consent of the Company’s shareholders, all ordinary shares in favor of the Business Combination Agreement and each of the other proposals presented for shareholder vote by the Company, and against any alternative proposal or transactions, or any other transactions that would materially impede the consummation of the Proposed Business Combination, (ii) to certain non-solicitation limitations with respect to alternative proposals, (iii) to waive, conditioned upon the occurrence of the closing of the Proposed Business Combination, any adjustment or other anti-dilution rights with respect to the rate at which Class B ordinary shares convert into Class A ordinary shares, such that the Class B ordinary shares shall convert into Class A ordinary shares on a one-to-one basis, which waiver is effective only in connection with the Proposed Business Combination and will lapse if the Restricted Period (as defined in the Sponsor Support Agreement) ends for a reason other than the closing of the Proposed Business Combination, (iv) to waive any dissenters’, appraisal, or other similar rights with respect to the Business Combination Agreement and each of the other proposals presented for shareholder vote by the Company, and (v) to refrain from transferring, or exercising any redemption rights with respect to, or entering into certain hedging, swap or voting arrangements with respect to, the Class B ordinary shares (including the Class A ordinary shares and shares of common stock issued upon conversion thereof) and the 358,000 Class A ordinary shares of Bold Eagle issued to the Sponsor in a private placement concurrently with the closing of Bold Eagle’s initial public offering (including shares of common stock issued upon conversion thereof) (collectively, the “Sponsor Lock-Up Shares”), except to certain permitted transferees who execute a joinder agreeing to be bound by the Sponsor Support Agreement, until the earlier of (A) 180 days after the closing of the Proposed Business Combination and (B) the date on which a PubCo Sale (as defined in the Business Combination Agreement) is consummated (the “Lock-Up Period”). Permitted transfers of the Sponsor Lock-Up Shares include, among others, transfers to officers, directors or affiliates of the Company or the Sponsor, transfers to members, managers, officers or directors of the Sponsor or their affiliates, transfers to affiliates of a Sponsor Party or entities under common investment management, transfers by a natural person by gift, by will or intestate succession, or pursuant to a qualified domestic relations order, transfers by operation of law upon dissolution of the Sponsor, and entry into a Rule 10b5-1 trading plan that does not permit any sales of Sponsor Lock-Up Shares during the Lock-Up Period, in certain cases, subject to the transferee’s execution of a joinder agreeing to be bound by the Sponsor Support Agreement.

Additionally, the Sponsor agreed to subject 2,035,000 of the Founder Shares (the “Sponsor Earn-Out Shares”) to vesting and forfeiture conditions tied to the trading price of the common stock during the period commencing on the closing date of the Proposed Business Combination and expiring on the fifth (5th) anniversary of such closing date (the “Earn-Out Period”) (the “Sponsor Earn-Out Arrangement”). Pursuant to the Sponsor Earn-Out Arrangement, the Sponsor Earn-Out Shares will vest in three tranches, with 767,500 shares vesting if the trading price equals or exceeds $12.50 per share, 767,500 shares vesting if the trading price equals or exceeds $15.00 per share and 500,000 shares vesting if the trading price equals or exceeds $17.50 per share, respectively, for any twenty (20) trading days within any thirty (30) consecutive trading day period during the Earn-Out Period, and will otherwise be forfeited for no consideration upon expiration of the Earn-Out Period. In the event of a PubCo Sale during the Earn-Out Period, the Sponsor Earn-Out Shares will vest on an accelerated basis depending on the PubCo Sale Price (as defined in the Business Combination Agreement), including on a pro rata basis if the PubCo Sale Price is at least $12.50 but less than $15.00 per share or at least $15.00 per share but less than $17.50 per share.

The Sponsor further agreed that, if certain transaction expenses of the Company as of immediately prior to the effective time of the Merger exceed $20,000,000 (or such higher amount as may be mutually agreed by the Company and REDLattice), the Sponsor will waive repayment of any indebtedness owed to the Sponsor or its affiliates to the extent necessary to ensure that the Company’s transaction expenses do not exceed such limit.

Liquidity, Capital Resources and Going Concern

As of September 30, 2026, the Company had $726,028 in cash and a working capital deficit of $3,344,699. The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), loan proceeds from the Sponsor of up to $600,000 under the Amended and Restated Formation and Regulatory Expenses Promissory Note (as defined in Note 5) and up to $400,000 under the Initial Public Offering Promissory Note (as defined in Note 5). As of September 30, 2026, there was $542,975 outstanding under the Amended and Restated Formation and Regulatory Expenses Promissory Note. On October 25, 2024, the Initial Public Offering Promissory Note was repaid in full. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account, including $1,290,000 of reimbursements from the underwriters for certain expenses and fees. Further, the Company is permitted to withdraw interest earned on the funds held in the Trust Account to fund working capital requirements, subject to an annual limitation of $1,000,000, and to fund taxes payable. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, paying stock exchange listing fees, paying amounts due under the Administrative Services and Indemnification Agreement (as defined in Note 5), paying director and officer liability insurance premiums, paying legal and other service providers, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. On April 8, 2025 and August 21, 2025, the Company withdrew $500,000 and $500,000, respectively, of interest earned on funds held in the Trust Account for working capital requirements. Beginning on October 25, 2025, the commencement of the second year following the Initial Public Offering, the Company may withdraw up to an additional $1,000,000 in interest earned on the funds held in the Trust Account for working capital requirements. On March 17, 2026 and September 22, 2026, the Company withdrew $500,000 on each date from the Trust Account to fund its working capital expenses. As of September 30, 2026, the Company had $0 in remaining interest earned on funds held in the Trust Account available to be withdrawn for working capital requirements in its second year following the Initial Public Offering. The Company has incurred, and expects to continue to incur, significant professional fees to maintain its status as a publicly traded company, as well as significant transaction costs associated with pursuing the consummation of a Business Combination. If the Company is unable to complete a Business Combination within the Completion Window, its board of directors will commence a voluntary liquidation and the formal dissolution of the Company. Accordingly, there can be no assurance that the Company will successfully consummate a Business Combination within the Completion Window.

The Company is a special purpose acquisition company and must complete its initial Business Combination by the end of the Completion Window. Although the Company plans to complete its initial Business Combination before such date, there can be no assurance that the Company will be able to do so by such date. Further, as of September 30, 2026, the Company’s working capital deficit was $3,344,699. In connection with the Company’s evaluation of its ability to continue as a going concern in accordance with FASB Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements—Going Concern,” management considered the Company’s mandatory liquidation date, which is less than 12 months from the date these consolidated financial statements are issued, and liquidity condition. As a result, management has determined that substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting.

Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 23, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $726,028 and $192,592 in cash as of September 30, 2026 and December 31, 2025, respectively. The Company did not have any cash equivalents as of September 30, 2026 or December 31, 2025, other than as described below with respect to investments held in the Trust Account.

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

As of September 30, 2026 and December 31, 2025, the Company held $276,116,954 and $269,835,824, respectively, in the Trust Account, all of which was held in a money market fund.

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

As of September 30, 2026 and December 31, 2025, the amounts of redeemable Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

September 30,
2026

Gross proceeds	$258,000,000
Less:
Proceeds allocated to Eagle Share Rights	(6,966,000)
Proceeds allocated to the Over-Allotment Option	(298,500)
Class A ordinary shares issuance costs	(11,788,102)
Plus:
Adjust carrying value to redemption value	29,788,426
Class A ordinary shares subject to possible redemption, December 31, 2025	268,735,824
Plus:
Adjust carrying value to redemption value	7,281,130
Class A ordinary shares subject to possible redemption, September 30, 2026	$276,016,954

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, (i) redeemable Class A ordinary shares and (ii) non-redeemable Class A ordinary shares and Class B ordinary shares, par value of $0.0001 per share (the “Class B ordinary shares”, and together with the Class A Ordinary Shares, the “ordinary shares”). Income and losses are shared pro rata between the two classes of shares. Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

As of September 30, 2026 and December 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares, and then share in the earnings of the Company. As a result, diluted net income per share is the same as basic net income per share for the periods presented.

	For The Three Months Ended		For The Three Months Ended
	September 30, 2026		September 30, 2025
	Class A	Class A and B, non-redeemable	Class A	Class A and B, non-redeemable
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$142,484	$30,474	$2,071,706	$443,088
Denominator:
Basic and diluted weighted average shares outstanding	25,800,000	5,518,000	25,800,000	5,518,000
Basic and diluted net income per ordinary share	$0.01	$0.01	$0.08	$0.08

	For The Nine Months Ended		For The Nine Months Ended
	September 30, 2026		September 30, 2025
	Class A	Class A and B, non-redeemable	Class A	Class A and B, non-redeemable
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$2,764,543	$591,269	$6,193,585	$1,324,659
Denominator:
Basic and diluted weighted average shares outstanding	25,800,000	5,518,000	25,800,000	5,518,000
Basic and diluted net income per ordinary share	$0.11	$0.11	$0.24	$0.24

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

Promissory Note - Related Party

On March 12, 2021, the Company issued a promissory note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. On June 26, 2024, the Company and the Sponsor amended and restated such promissory note (the “Amended and Restated Formation and Regulatory Expenses Promissory Note”), increasing the amount that the Company may borrow thereunder to $600,000. The Amended and Restated Formation and Regulatory Expenses Promissory Note is non-interest bearing and payable on the earlier of the completion of the Business Combination or the Company’s liquidation. As of September 30, 2026 and December 31, 2025, there was $542,975 outstanding under the Amended and Restated Formation and Regulatory Expenses Promissory Note.

On June 26, 2024, the Company issued a second promissory note (the “Initial Public Offering Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $400,000. The Initial Public Offering Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2024 or (ii) the completion of the Initial Public Offering. As of September 30, 2026 and December 31, 2025, there was no amount outstanding under the Initial Public Offering Promissory Note as it was repaid in full on October 25, 2024.

Administrative Services and Indemnification Agreement

The Company entered into an agreement (the “Administrative Services and Indemnification Agreement”) commencing October 23, 2024 through the earlier of the Company’s consummation of a Business Combination and its liquidation to pay an affiliate of the Sponsor $15,000 per month for office space and administrative services and provide indemnification to the Sponsor from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account. For the three and nine months ended September 30, 2026, the Company incurred expenses of $38,507 and $123,645, respectively, for services under this agreement, which were included in general and administrative expenses on the accompanying statements of operations. For the three and nine months ended September 30, 2025, the Company incurred expenses of $45,000 and $90,000, respectively, for services under this agreement, which were also included in general and administrative expenses on the accompanying statements of operations. As of September 30, 2026 and December 31, 2025, $14,765 and $0, respectively, are included in accounts payable in the accompanying balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. There have been no borrowings under this arrangement to date. Such Working Capital Loans may be convertible into Private Placement Shares of the post-Business Combination entity at a price of $10.00 per share at the option of the lender. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. There were no Working Capital Loans outstanding as of September 30, 2026 and December 31, 2025.

Subscription Agreement - Related Party

In connection with the Business Combination Agreement with REDLattice, the Company entered into Subscription Agreements with PIPE Investors, pursuant to which the PIPE Investors have agreed, subject to the terms and conditions therein, to subscribe for and purchase, immediately prior to the closing of the Proposed Business Combination, PIPE Shares and/or Convertible Notes, for an aggregate investment amount of (x) up to $275,000,000 of Convertible Notes and (y) $60,000,000 of PIPE Shares. Talon Investment Partners LLC, an affiliate of the Sponsor, is participating in the common stock PIPE Investment as a PIPE Investor, and has agreed, subject to the terms and conditions of the Subscription Agreement, to purchase an aggregate of $10,000,000 of PIPE Shares, on the same terms, including price, that apply to third party PIPE Investors. The closing of the PIPE Investment is expected to occur immediately prior to the closing of the Proposed Business Combination, subject to the satisfaction or waiver of the conditions set forth in the Subscription Agreements.

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

Note 7 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 400,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2026 and December 31, 2025, there were 358,000 Class A ordinary shares issued and outstanding, which are comprised of the Private Placement Shares, excluding 25,800,000 Class A ordinary shares subject to possible redemption, which are comprised of the Public Shares and include the Public Shares included in the Over-Allotment Option Units.

Class B Ordinary Shares - The Company is authorized to issue 80,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2026 and December 31, 2025, there were 5,160,000 Class B ordinary shares issued and outstanding.

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

Eagle Share Rights - Except in cases where the Company is not the surviving company in a Business Combination, each holder of an Eagle Share Right will automatically receive one-twentieth (1/20) of one Class A ordinary share upon consummation of a Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the Business Combination, each holder of an Eagle Share Right will be required to affirmatively convert his, her or its rights in order to receive the one-twentieth (1/20) of one Class A ordinary share underlying each Eagle Share Right upon consummation of the Business Combination. If the Company is unable to complete a Business Combination within the required time period and the Company will redeem the public shares for the funds held in the Trust Account, holders of Eagle Share Rights will not receive any of such funds for their Eagle Share Rights and the Eagle Share Rights will expire worthless. As of September 30, 2026 and December 31, 2025, there were 25,800,000 Eagle Share Rights issued and outstanding.

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

The Company did not have any liabilities that were measured at fair value on September 30, 2026 and December 31, 2025.

The following table presents information about the Company’s assets that are measured at fair value at September 30, 2026 and December 31, 2025. It also outlines the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Level	Quoted Prices in Active Markets
Money market fund as of September 30, 2026	1	$276,116,954
Money market fund as of December 31, 2025	1	$269,835,824

Note 9 - Segment Information

ASC Topic 280, “Segment Reporting”, establishes standards for companies to report, in their consolidated financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

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

	September 30,	December 31,
	2026	2025
Trust Account	$276,116,954	$269,835,824
Cash	$726,028	$192,592

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2026	September 30, 2025
General and administrative expenses	$2,331,253	$251,405
Interest earned on the Trust Account	$2,504,211	$2,766,199

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2026	September 30, 2025
General and administrative expenses	$3,925,318	$705,542
Interest earned on the Trust Account	$7,281,130	$8,223,786

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

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited consolidated financial statements were issued. Based upon this review, other than as set forth below, the Company did not identify any subsequent events that have occurred that would require adjustments to the disclosures in the unaudited consolidated financial statements.

Class B Share Conversion

On October 23, 2026, the Sponsor irrevocably exercised its right to convert (the “Conversion”) an aggregate of 5,159,999 Class B ordinary shares, on a one-for-one basis, for no consideration, into an aggregate of 5,159,999 Class A ordinary shares pursuant to the terms of the Class B ordinary shares and the Company's Amended and Restated Memorandum and Articles of Association. The Class A ordinary shares issued in connection with the Conversion are subject to the same restrictions that applied to the Class B ordinary shares before the Conversion, including, among other things, certain transfer restrictions and waiver of redemption rights, as described in the prospectus for the Company’s Initial Public Offering.

Extension

On October 20, 2026, the Company held an extraordinary general meeting of shareholders of the Company (the “Meeting”), at which shareholders approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (such amendment, the “Extension”) to extend the date by which the Company has to consummate an initial Business Combination from October 25, 2026 to June 25, 2027.

In connection with the Extension, on October 26, 2026, (i) the Company and the Sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) with several unaffiliated third-party shareholders (each, an “Investor”) and (ii) the Company entered into cash escrow agreements (the “Escrow Agreements”) with the Investors and Continental Stock Transfer and Trust Company, as escrow agent (the “Escrow Agent”). Pursuant to the Non-Redemption Agreements, each such Investor agreed to reverse its prior exercise of redemption rights under the Articles in connection with the Extension (each reversal, a “Redemption Reversal”). In consideration for the Redemption Reversals, the Company agreed to make monthly cash deposits in an aggregate amount of $134,507 per month into an escrow account for the benefit of the Investors until the earliest of the closing date of the Company’s initial business combination, the date of the Company’s liquidation, or June 25, 2027 (such earliest date, the “Payment Date”), and the Sponsor agreed to advance the funds to the Company to make such deposits. Upon the Payment Date, the Company and the Investors will deliver joint written instructions to the Escrow Agent to release and deliver such funds from escrow to the Investors. The Company agreed to pay all fees of the Escrow Agent pursuant to the Escrow Agreements. The Company also agreed that it will not make any permitted withdrawals from the Trust Account for working capital purposes following the date of the Non-Redemption Agreements.

In connection with the Meeting, shareholders holding an aggregate of 15,397,025 Class A Ordinary Shares exercised their right to redeem their shares for approximately $10.73 per share from the funds held in the Company’s Trust Account, leaving approximately $111,637,913 in cash in the Trust Account after satisfaction of such redemptions.

Following the Conversion and the Redemption Reversals, as of October 26, 2026, the Company had an aggregate of 15,920,974 Class A ordinary shares issued and outstanding and 1 Class B ordinary share issued and outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Bold Eagle Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Eagle Equity Partners IV, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

As indicated in the accompanying consolidated financial statements, at September 30, 2026, we had an unrestricted cash balance of $726,028 as well as $276,116,954 of investments held in a U.S.-based trust account (the “Trust Account”) at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Proposed Business Combination

Business Combination Agreement

On September 25, 2026, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with REDL Intermediate Holdings, LLC, a Delaware limited liability company (“REDLattice”), BEAC Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), and, solely for the purposes of Section 6.9(e) thereof, REDL Ultimate Holdings, LP, a Delaware limited partnership (“Ultimate Holdings”). Ultimate Holdings is the direct parent of REDLattice. Pursuant to the Business Combination Agreement, on the terms and subject to the conditions thereof, (i) the Company will de-register in the Cayman Islands and transfer by way of continuation out of the Cayman Islands and into the State of Delaware, migrating to and domesticating as a Delaware corporation (the “Domestication”), and (ii) following the Domestication, Merger Sub will merge with and into REDLattice (the “Merger”, and together with the Domestication and the other transactions contemplated by the Business Combination Agreement, the “Proposed Business Combination”), with REDLattice surviving the Merger as a wholly-owned subsidiary of the Company.

Subscription Agreement

Contemporaneously with the execution of the Business Combination Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain qualified institutional buyers, institutional accredited investors, and other accredited investors (the “PIPE Investors”), pursuant to which the PIPE Investors have agreed, subject to the terms and conditions therein, to subscribe for and purchase, immediately prior to the closing of the Proposed Business Combination, (i) shares of the Company’s common stock at a purchase price equal to $10.00 per share (the “PIPE Shares”) and/or (ii) 4.00% Convertible Senior Notes due 2031 (“Convertible Notes”), for an aggregate investment amount of (x) up to $275,000,000 of Convertible Notes and (y) $60,000,000 of PIPE Shares (the transactions described in clauses (i) and (ii), collectively, the “PIPE Investment”). The common stock PIPE Investment includes participation by (i) an affiliate of AE Industrial Partners, an existing investor in REDLattice, and (ii) an affiliate of the Sponsor. PIPE Investors may assign their Subscription Agreement or their rights thereunder to certain affiliated funds or accounts without consent, or to a third-party with the prior written consent of both the Company and REDLattice.

PIPE Investors purchasing PIPE Shares may elect to satisfy their PIPE Investment by using Currently Owned Shares (as defined below) and/or Open-Market Purchase Shares (as defined below) no later than one (1) business day prior to the redemption deadline for the Company’s shareholder meeting called in connection with the Proposed Business Combination, subject to the satisfaction of certain conditions set forth in the Subscription Agreement. The use of either Currently Owned Shares and/or Open-Market Purchase Shares would reduce the number of PIPE Shares that such PIPE Investor is obligated to purchase pursuant to the Subscription Agreement on a one-for-one basis (the “Reduction Right”). “Currently Owned Shares” means Class A ordinary shares that the PIPE Investor or its affiliates beneficially own as of the date of the Subscription Agreement. “Open-Market Purchase Shares” means Class A ordinary shares purchased by the PIPE Investor or its affiliates for their own accounts pursuant to open-market transactions with third parties at a per share price less than the final per share redemption price payable to holders of Public Shares who validly redeem their shares in connection with the Proposed Business Combination.

The closing of the PIPE Investment is expected to occur immediately prior to the closing of the Proposed Business Combination, subject to the satisfaction or waiver of the conditions set forth in the Subscription Agreements.

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, on September 25, 2026, the Sponsor and members of the Company’s board of directors and management team (collectively with the Sponsor, the “Sponsor Parties”) entered into a support agreement (the “Sponsor Support Agreement”) with the Company and REDLattice, pursuant to which the Sponsor Parties agreed (i) to vote, at any meeting of the Company’s shareholders, and in any action by written consent of the Company’s shareholders, all ordinary shares in favor of the Business Combination Agreement and each of the other proposals presented for shareholder vote by the Company, and against any alternative proposal or transactions, or any other transactions that would materially impede the consummation of the Proposed Business Combination, (ii) to certain non-solicitation limitations with respect to alternative proposals, (iii) to waive, conditioned upon the occurrence of the closing of the Proposed Business Combination, any adjustment or other anti-dilution rights with respect to the rate at which Class B ordinary shares convert into Class A ordinary shares, such that the Class B ordinary shares shall convert into Class A ordinary shares on a one-to-one basis, which waiver is effective only in connection with the Proposed Business Combination and will lapse if the Restricted Period (as defined in the Sponsor Support Agreement) ends for a reason other than the closing of the Proposed Business Combination, (iv) to waive any dissenters’, appraisal, or other similar rights with respect to the Business Combination Agreement and each of the other proposals presented for shareholder vote by the Company, and (v) to refrain from transferring, or exercising any redemption rights with respect to, or entering into certain hedging, swap or voting arrangements with respect to, the Class B ordinary shares (including the Class A ordinary shares and shares of common stock issued upon conversion thereof) and the 358,000 Class A ordinary shares of Bold Eagle issued to the Sponsor in a private placement concurrently with the closing of Bold Eagle’s initial public offering (including shares of common stock issued upon conversion thereof) (collectively, the “Sponsor Lock-Up Shares”), except to certain permitted transferees who execute a joinder agreeing to be bound by the Sponsor Support Agreement, until the earlier of (A) 180 days after the closing of the Proposed Business Combination and (B) the date on which a PubCo Sale (as defined in the Business Combination Agreement) is consummated (the “Lock-Up Period”). Permitted transfers of the Sponsor Lock-Up Shares include, among others, transfers to officers, directors or affiliates of the Company or the Sponsor, transfers to members, managers, officers or directors of the Sponsor or their affiliates, transfers to affiliates of a Sponsor Party or entities under common investment management, transfers by a natural person by gift, by will or intestate succession, or pursuant to a qualified domestic relations order, transfers by operation of law upon dissolution of the Sponsor, and entry into a Rule 10b5-1 trading plan that does not permit any sales of Sponsor Lock-Up Shares during the Lock-Up Period, in certain cases, subject to the transferee’s execution of a joinder agreeing to be bound by the Sponsor Support Agreement.

Additionally, the Sponsor agreed to subject 2,035,000 of the Founder Shares (the “Sponsor Earn-Out Shares”) to vesting and forfeiture conditions tied to the trading price of the common stock during the period commencing on the closing date of the Proposed Business Combination and expiring on the fifth (5th) anniversary of such closing date (the “Earn-Out Period”) (the “Sponsor Earn-Out Arrangement”). Pursuant to the Sponsor Earn-Out Arrangement, the Sponsor Earn-Out Shares will vest in three tranches, with 767,500 shares vesting if the trading price equals or exceeds $12.50 per share, 767,500 shares vesting if the trading price equals or exceeds $15.00 per share and 500,000 shares vesting if the trading price equals or exceeds $17.50 per share, respectively, for any twenty (20) trading days within any thirty (30) consecutive trading day period during the Earn-Out Period, and will otherwise be forfeited for no consideration upon expiration of the Earn-Out Period. In the event of a PubCo Sale during the Earn-Out Period, the Sponsor Earn-Out Shares will vest on an accelerated basis depending on the PubCo Sale Price (as defined in the Business Combination Agreement), including on a pro rata basis if the PubCo Sale Price is at least $12.50 but less than $15.00 per share or at least $15.00 per share but less than $17.50 per share.

The Sponsor further agreed that, if certain transaction expenses of the Company as of immediately prior to the effective time of the Merger exceed $20,000,000 (or such higher amount as may be mutually agreed by the Company and REDLattice), the Sponsor will waive repayment of any indebtedness owed to the Sponsor or its affiliates to the extent necessary to ensure that the Company’s transaction expenses do not exceed such limit.

Class B Share Conversion

On October 23, 2026, the Sponsor irrevocably exercised its right to convert (the “Conversion”) an aggregate of 5,159,999 Class B ordinary shares, on a one-for-one basis, for no consideration, into an aggregate of 5,159,999 Class A ordinary shares pursuant to the terms of the Class B ordinary shares and the Company's Amended and Restated Memorandum and Articles of Association. The Class A ordinary shares issued in connection with the Conversion are subject to the same restrictions that applied to the Class B ordinary shares before the Conversion, including, among other things, certain transfer restrictions and waiver of redemption rights, as described in the prospectus for the Company’s Initial Public Offering.

Extension

On October 20, 2026, the Company held an extraordinary general meeting of shareholders of the Company (the “Meeting”), at which shareholders approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (such amendment, the “Extension”) to extend the date by which the Company has to consummate an initial Business Combination from October 25, 2026 to June 25, 2027.

In connection with the Extension, on October 26, 2026, (i) the Company and the Sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) with several unaffiliated third-party shareholders (each, an “Investor”) and (ii) the Company entered into cash escrow agreements (the “Escrow Agreements”) with the Investors and Continental Stock Transfer and Trust Company, as escrow agent (the “Escrow Agent”). Pursuant to the Non-Redemption Agreements, each such Investor agreed to reverse its prior exercise of redemption rights under the Articles in connection with the Extension (each reversal, a “Redemption Reversal”). In consideration for the Redemption Reversals, the Company agreed to make monthly cash deposits in an aggregate amount of $134,507 per month into an escrow account for the benefit of the Investors until the earliest of the closing date of the Company’s initial business combination, the date of the Company’s liquidation, or June 25, 2027 (such earliest date, the “Payment Date”), and the Sponsor agreed to advance the funds to the Company to make such deposits. Upon the Payment Date, the Company and the Investors will deliver joint written instructions to the Escrow Agent to release and deliver such funds from escrow to the Investors. The Company agreed to pay all fees of the Escrow Agent pursuant to the Escrow Agreements. The Company also agreed that it will not make any permitted withdrawals from the Trust Account for working capital purposes following the date of the Non-Redemption Agreements.

In connection with the Meeting, shareholders holding an aggregate of 15,397,025 Class A Ordinary Shares exercised their right to redeem their shares for approximately $10.73 per share from the funds held in the Company’s Trust Account, leaving approximately $111,637,913 in cash in the Trust Account after satisfaction of such redemptions.

Following the Conversion and the Redemption Reversals, as of October 26, 2026, the Company had an aggregate of 15,920,974 Class A ordinary shares issued and outstanding and 1 Class B ordinary share issued and outstanding.

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

For the three and nine months ended September 30, 2026, we had a net income of $172,958 and $3,355,812, respectively, a loss from operations of $2,331,253 and $3,925,318, respectively, comprised of general and administrative expenses, and non-operating income of $2,504,211 and $7,281,130, respectively, comprised of interest earned on the Trust Account.

For the three and nine months ended September 30, 2025, we had a net income of $2,514,794 and $7,518,244, respectively, a loss from operations of $251,405 and $705,542, respectively, comprised of general and administrative expenses, and non-operating income of $2,766,199 and $8,223,786, respectively, comprised of interest earned on the Trust Account.

Through September 30, 2026, our efforts have been limited to organizational activities, activities relating to the Initial Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. As of September 30, 2026, $276,116,954 was held in the Trust Account (including up to $9,030,000 of deferred underwriting commissions). We had cash held outside of the Trust Account of $726,028 and $3,558,120 in accounts payable and accrued expenses.

Liquidity and Capital Resources

Our liquidity needs were satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares” or “Founder Shares”) to the Sponsor and up to $1,000,000 in available loans from the Sponsor.

On March 12, 2021, the Company issued a promissory note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. On June 26, 2024, the Company and the Sponsor amended and restated such promissory note (the “Amended and Restated Formation and Regulatory Expenses Promissory Note”), increasing the amount that the Company may borrow thereunder to $600,000. The Amended and Restated Formation and Regulatory Expenses Promissory Note is non-interest bearing and payable on the earlier of the completion of the Company’s initial Business Combination or the Company’s liquidation. As of September 30, 2026, there was $542,975 outstanding under the Amended and Restated Formation and Regulatory Expenses Promissory Note.

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

As of September 30, 2026, $276,116,954 was held in the Trust Account (including up to $9,030,000 of deferred underwriting commissions). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest for permitted withdrawals. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account, plus permitted withdrawals, will be sufficient to pay our income taxes, if any, and our working capital requirements. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

We will need to raise additional funds to meet our working capital requirements and pay transaction costs in connection with our proposed Business Combination through its completion. The amount of additional funding required will depend on the timing and costs of completing the Business Combination. If we are unable to obtain sufficient additional funding, we may be unable to meet our obligations as they become due or complete the Business Combination.

To fund working capital deficiencies or transaction costs in connection with the proposed Business Combination, our Sponsor, an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete the Business Combination, we would repay such loaned amounts. If the Business Combination does not close, we may use a portion of our working capital held outside the Trust Account to repay such loaned amounts; however, no proceeds held in our Trust Account would be used for such repayment. Such loans may be convertible into Private Placement Shares of the post-Business Combination entity at a price of $10.00 per share at the option of the lender. The terms of any such loans have not been determined, and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor because we do not believe that third parties would be willing to provide such loans without waiving any and all rights to seek access to funds held in our Trust Account.

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

Going Concern

The Company is a special purpose acquisition company and must complete its initial Business Combination by the end of the Completion Window. Although the Company plans to complete its initial Business Combination before such date, there can be no assurance that the Company will be able to do so by such date. Further, as of September 30, 2026, the Company’s working capital deficit was $3,344,699. The Company has incurred, and expects to continue to incur, significant professional fees to maintain its status as a publicly traded company, as well as significant transaction costs associated with pursuing the consummation of a Business Combination. If the Company is unable to complete a Business Combination within the Completion Window, its board of directors will commence a voluntary liquidation and the formal dissolution of the Company. Accordingly, there can be no assurance that the Company will successfully consummate a Business Combination within the Completion Window. In connection with the Company’s evaluation of its ability to continue as a going concern in accordance with FASB Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements—Going Concern,” management considered the Company’s mandatory liquidation date, which is less than 12 months from the date these consolidated financial statements are issued, and liquidity condition. As a result, management has determined that substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from this uncertainty.

Commitments and Contractual Obligations; Quarterly Results

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the deferred underwriting commissions of $9,030,000. No unaudited quarterly operating data is included in this Quarterly Report as we have not conducted any operations to date.

Administrative Services and Indemnification Agreement

On October 23, 2024, the Company entered into an Administrative Services and Indemnification Agreement. We agreed to pay an affiliate of the Sponsor $15,000 per month for office space and administrative services and to provide indemnification to the Sponsor from any claims arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business or any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates, which agreement provides that the indemnified parties cannot access the funds held in the Trust Account. For the three and nine months ended September 30, 2026, the Company incurred $38,507 and $123,645, respectively, for services under this agreement, which were included in the general and administrative expenses on the accompanying statements of operations. For the three and nine months ended September 30, 2025, the Company incurred $45,000 and $135,000, respectively, for services under this agreement, which were also included in the general and administrative expenses on the accompanying statements of operations. As of September 30, 2026 and December 31, 2025, $0 and $13,313, respectively, is included in accounts payable and accrued expenses in the accompanying balance sheets.

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

Business Combination Agreement and Related Agreements

Business Combination Agreement

On September 25, 2026, the Company entered into the Business Combination Agreement with REDLattice, Merger Sub, and, solely for the purposes of Section 6.9(e) thereof, Ultimate Holdings. Pursuant to the Business Combination Agreement, on the terms and subject to the conditions thereof, (i) the Domestication of the Company from the Cayman Islands to Delaware will occur, and (ii) following the Domestication, the Merger of Merger Sub with and into REDLattice will occur, with REDLattice surviving the Merger as a wholly-owned subsidiary of the Company.

Subscription Agreement

Contemporaneously with the execution of the Business Combination Agreement, the Company entered into Subscription Agreements with PIPE Investors, pursuant to which the PIPE Investors have agreed, subject to the terms and conditions therein, to subscribe for and purchase, immediately prior to the closing of the Proposed Business Combination, up to $275,000,000 of Convertible Notes and $60,000,000 of PIPE Shares. The common stock PIPE Investment includes participation by (i) an affiliate of AE Industrial Partners, an existing investor in REDLattice, and (ii) an affiliate of the Sponsor. The Subscription Agreements will be consummated concurrently with the consummation of the Proposed Business Combination.

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, on September 25, 2026, the Sponsor Parties entered into the Sponsor Support Agreement with the Company and REDLattice, pursuant to which the Sponsor Parties agreed (i) to vote, at any meeting of the Company’s shareholders, and in any action by written consent of the Company’s shareholders, all ordinary shares in favor of the Business Combination Agreement and each of the other proposals presented by for shareholder vote by the Company, and against any alternative proposal or transactions, or any other transactions that would materially impede the consummation of the Proposed Business Combination, (ii) to certain non-solicitation limitations with respect to alternative proposals, (iii) to waive, conditioned upon the occurrence of the closing of the Proposed Business Combination, any adjustment or other anti-dilution rights with respect to the rate at which Class B ordinary shares convert into Class A ordinary shares, such that the Class B ordinary shares shall convert into Class A ordinary shares on a one-to-one basis, which waiver is effective only in connection with the Proposed Business Combination and will lapse if the Restricted Period (as defined in the Sponsor Support Agreement) ends for a reason other than the closing of the Proposed Business Combination, (iv) to waive any dissenters’, appraisal, or other similar rights with respect to the Business Combination Agreement and each of the other proposals presented for shareholder vote by the Company, and (v) to certain transfer restrictions with respect to the Sponsor Lock-Up Shares during the Lock-Up Period.

Additionally, the Sponsor agreed to subject the Sponsor Earn-Out Shares to vesting and forfeiture conditions tied to the trading price of the common stock during a five-year Earn-Out Period. Pursuant to the Sponsor Earn-Out Arrangement, the Sponsor Earn-Out Shares will vest in three tranches, with 767,500 shares vesting if the trading price equals or exceeds $12.50 per share, 767,500 shares vesting if the trading price equals or exceeds $15.00 per share and 500,000 shares vesting if the trading price equals or exceeds $17.50 per share, respectively, for any twenty (20) trading days within any thirty (30) consecutive trading day period during the Earn-Out Period, and will otherwise be forfeited for no consideration upon expiration of the Earn-Out Period. In the event of a PubCo Sale during the Earn-Out Period, the Sponsor Earn-Out Shares will vest on an accelerated basis depending on the PubCo Sale Price (as defined in the Business Combination Agreement), including on a pro rata basis if the PubCo Sale Price is at least $12.50 but less than $15.00 per share or at least $15.00 per share but less than $17.50 per share.

The Sponsor further agreed that, if certain transaction expenses of the Company as of immediately prior to the effective time of the Merger exceed $20,000,000 (or such higher amount as may be mutually agreed by the Company and REDLattice), the Sponsor will waive repayment of any indebtedness owed to the Sponsor or its affiliates to the extent necessary to ensure that the Company’s transaction expenses do not exceed such limit.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2026, pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

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

As of September 30, 2026, after giving effect to our Initial Public Offering and our operations subsequent thereto, approximately $276,116,954 was held in the Trust Account, and we had approximately $726,028 of unrestricted cash available to us for our activities in connection with identifying and consummating an initial Business Combination, and for general corporate matters.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

10b5-1 Trading Arrangements.

During the quarter ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1†	Business Combination Agreement, dated as of September 25, 2026, by and among Bold Eagle Acquisition Corp., REDL Intermediate Holdings, LLC, BEAC Merger Sub, LLC, and, solely for the purposes of Section 6.9(e) thereof, REDL Ultimate Holdings, LP. (incorporated by reference to Item 2.1 to the Current Report on Form 8-K filed on September 28, 2026).
4.1	Form of Indenture (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 28, 2026).
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 28, 2026).
10.2†	Sponsor Support Agreement, dated as of September 25, 2026, by and among Bold Eagle Acquisition Corp., Eagle Equity Partners IV, LLC, REDL Intermediate Holdings, LLC, and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 28, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Certain of the schedules and similar attachments to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOLD EAGLE ACQUISITION CORP.

Date: November 13, 2026	/s/ Eli Baker
	Name:	Eli Baker
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Ryan O’Connor
	Name:	Ryan O’Connor
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)